Form 10KSB
period 1999-12-31
CANADIAN NORTHERN LITES INC
filed 2000-04-13
CIK 1039726

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1999

                        Commission File Number 000-27203

                        CANADIAN NORTHERN LITES, INC.

                    --------------------------------------

             (Exact name of registrant as specified in its charter)


                Texas, USA                         76-048710
                ----------                         ---------
        State or other Jurisdiction       (IRS Employer Identification No.)
        of Incorporation or Organization

       Suite U13 Broadway Plaza, 601 W. Broadway, Vancouver, B.C. V5Z 4C2
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's Telephone Number, (604) 879-9001


    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                          COMMON STOCK ($.001 PAR VALUE)
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for its most recent fiscal year were $0.

      The aggregate market value of the voting stock held by non-affiliates of the issuer as of December 31, 1999, was approximately $77,625.

      The number of shares of the common stock of the issuer outstanding as of December 31, 1999, was 17,211,000.


================================================================================

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I   ...............................................................     1

     ITEM 1  DESCRIPTION OF BUSINESS....................................     1
     ITEM 2  DESCRIPTION OF PROPERTY....................................     7
     ITEM 3  LEGAL PROCEEDINGS..........................................    14
     ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    14

PART II  ...............................................................    14

     ITEM 5  MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON
             EQUITY AND RELATED SHAREHOLDER MATTERS.....................    14
     ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..    15
     ITEM 7  FINANCIAL STATEMENTS.......................................    22
     ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE........................    42

PART III ...............................................................    42

     ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS....................................................    42
     ITEM 10 EXECUTIVE COMPENSATION.....................................    44
     ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.................................................    44
     ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    45
     ITEM 13 EXHIBITS, AND REPORTS ON FORM 8-K..........................    45

SIGNATURES .............................................................    45

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

INTRODUCTION

Canadian Northern Lites Inc. (hereinafter also referred to as the "Company" and/or the "Registrant") is a Company that was formed to explore properties located in Canada for the presence of gemstones. The Company has interests in four properties which it may, in the future, explore. Currently, these four properties are in a dormant status. The four interests consist of a 20% joint venture interest in the Ewer/Klinker Mineral Properties located near the town of Vernon, British Columbia and a 100% interest in each of the Way 1, Banjo I and Banjo II Mineral Properties also located near the town of Vernon, British Columbia.

None of the Company's properties contain a known commercially viable deposit suitable for mining.

The Company is voluntarily filing its registration statement on Form 10-SB in order to make information concerning itself more readily available to the public. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

The Company's principal office is located at Suite U-13 Broadway Plaza, 601 West Broadway, Vancouver, British Columbia V5Z 4C2. The contact person is Mr. Terry
G. Cook, President and a member of the Board of Directors. The telephone number is (604) 879-9001; the facsimile number is (604) 879-9004. The Company currently does not maintain a website.

The Company's authorized capital includes 100,000,000 shares of common stock with $0.001 par value. As of the close of the Company's latest fiscal year, December 31, 1999, there were 17,211,000 shares of common stock outstanding.

The Company's common stock trades on the National Quotation Bureau's Electronic Pink Sheets with the symbol "CANL".

The information in this Registration Statement is current as of March 15, 2000, unless otherwise indicated.


HISTORICAL CORPORATE DEVELOPMENT

The Company was incorporated in the state of Nevada on June 18, 1990 as QQQ Huntor Associates, Inc. On July 21, 1995, the Company changed its domicile to the state of Texas and merged into a Texas corporation called Unimex Transnational Consultants, Inc. On April 26, 1996, the Company reorganized and acquired all the issued and outstanding stock of Dakota Mining & Exploration Ltd.("Dakota") for total compensation of 10,000,000 shares of the Company's common stock. At this time the name of the Company was changed to Canadian Northern Lites, Inc. As a result of that transaction, Dakota became a wholly owned subsidiary of the Company.

As a result of the transaction in which the Company acquired all the outstanding shares of Dakota, the group of shareholders that owned Dakota held 10,000,000 shares of the Company which was more than 50% of the voting shares at that time. This resulted in the transaction being accounted for as a "reverse take-over" in the consolidated financial statements.

On April 10, 1996, the Company entered into an agreement which was an Option To Purchase some mineral claims (Ewer/Klinker Mineral Properties) located near Vernon, British Columbia. This agreement originally gave the Company an option to acquire a 100% interest in the claims, but that option expired unexercised on January 15, 1998 and at that time a joint venture was created in which the Company had a 20% interest. The activities of the joint venture are to be controlled by a management committee and each joint venture partner is required to advance funds for property development. To date, the management committee has not been formed and the activities of the joint venture have not begun. As of August 25, 1999, the Company is not aware of any financial commitments to the joint venture under the direction of the management committee or a date at which time any such commitments may start.

On May 5, 1998, the Company acquired a 100% interest in the Way I Claim; the Banjo I Claim; and, the Banjo II Claim for total consideration of $50,000 from 456786 B.C. Ltd., a company controlled by Terry G. Cook, the President of the Company. In addition the principal of the note payable was reduced by the significant shareholder from $50,000 to $24,841, being the cost of the property to the significant shareholder.

All of the Company's mineral properties are currently in a dormant status.


BUSINESS

The Company currently has a 100% interest in three mineral properties that it believes may be suitable for gemstone exploration. The Company currently has no immediate plans to begin exploration programs on any of these properties.

The Company also has a 20% joint venture interest in some mineral claims located near Vernon, British Columbia. To date no significant activities of the joint venture have begun.


RISK FACTORS

The Uncertainty of the Degree of Success of Possible Future Exploration Efforts By the Company:

The Company's properties are currently in a dormant stage. It is still uncertain whether or not the property contains a mineable quantity of gemstones. Development of the Company's properties will only follow upon obtaining satisfactory exploration results. Gemstone exploration involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that the Company's future mineral exploration and development activities will result in any discoveries of gemstones. The long-term profitability of the Company's operations will be in part directly related to the cost and success of its future exploration programs, which may be affected by a number of factors.

The Company's gemstone operations will be subject to governmental legislation, policies and controls relating to prospecting, development, production and environmental protection, mining taxes and labor standards. Other factors, such as market fluctuations, changing production costs, the supply and demand for gemstones, the rate of inflation, the political environment and changes in international investment patterns may have an adverse affect on the Company's operations.


THE LACK OF ASSURANCE THAT THE COMPANY WILL BE ABLE TO MEET ITS FUTURE CAPITAL REQUIREMENTS

The Company has no source of operating cash flow to fund future exploration projects or corporate overhead. The Company has limited financial resources, and there is no assurance that additional funding will be available. The Company's ability to continue exploration of its properties will be dependent upon its ability to raise significant additional funds in the future.


The Company has no history of earnings, and due to the nature of its business, there can be no assurance that the Company will be profitable. The Company has paid no dividends on its common shares since incorporation and does not anticipate doing so in the foreseeable future. The only source of funds available to the Company for future exploration expenditures is through the sale of its equity shares. Even if the results of future exploration are encouraging, the Company may not have sufficient funds to conduct the further exploration that may be necessary to determine whether or not a commercially mineable deposit exists. While the Company may generate additional working capital through further equity offerings or through the sale or possible syndication of one or more of its properties, there is no assurance that such funds will be available. If available, future equity financing may result in substantial dilution to purchasers under such offerings.


OPERATING HAZARDS AND RISKS ASSOCIATED WITH THE MINING INDUSTRY THAT THE COMPANY WILL FACE IF IT BEGINS EXPLORATION WORK ON ITS PROPERTIES

Mining operations generally involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Hazards such as unusual or unexpected formations and other conditions are involved. Operations in which the Company has a direct or indirect interest will be subject to all the hazards and risks normally incidental to exploration, development and production of precious and base metals, any of which could result in work stoppages, damage to or destruction of mines and other producing facilities, damage to life and property, environmental damage and possible legal liability for any or all damage. The Company may become subject to liability for cave-ins and other hazards for which it cannot insure or against which it may elect not to insure where premium costs are disproportionate to the Company's perception of the relevant risks. The payment of such insurance premiums and of such liabilities would reduce the funds available for exploration activities.

RISKS ASSOCIATED WITH THE COMPANY'S FAILURE TO COMPLY WITH CANADIAN MINING REGULATIONS AND GOVERNMENT RULES ASSOCIATED WITH MINING IN CANADA

The Company carries out exploration in Canada in the province of British Columbia. In Canada, the Company's claims are worked under Provincial Mines Acts and Regulations. The Company has the right to carry out exploration on its claims subject to the terms and conditions outlined by the local mines inspectors. The Company from time to time may be required to post small monetary bonds to be held against project cleanup. Provincial labor health and welfare codes apply to all operations. The Company generally carries out all exploration work utilizing professional exploration consultants who carry general liability and third party insurance.

The Company's exploration activities in Canada are regulated by various government agencies, both federal and provincial. Environmental legislation provides for restrictions and prohibitions on spills and releases or emission of various substances produced in association with certain mining industry operations, such as seepage from tailings disposal areas that would result in environment pollution. A breach of legislation may result in imposition of fines and penalties.

The Company has obtained all necessary permits for exploration work performed to date, and to the best of its knowledge, the Company is in compliance with all material laws and regulations that currently apply to its activities. There can be no assurance, however, that all permits that the Company may require for its future operations will be obtainable on reasonable terms or that such laws and regulation would not have an adverse effect on any mining project that the Company might undertake.

The Company is aware that environmental legislation is evolving in a manner that will require more stringent assessments of proposed projects, stricter standards and enforcement, including increased fines and penalties for non-compliance, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company's operations. Environmental hazards caused by previous or existing owners or operators of the properties may exist on the Company's properties that are unknown to the Company at the present time. The Company is not covered by any form of environmental liability insurance at the present time.


RISKS ASSOCIATED WITH RECLAMATION OBLIGATIONS THAT THE COMPANY WILL BE EXPOSED TO SHOULD IT DECIDE TO EXPLORE ITS PROPERTIES

Reclamation requirements vary depending on the location and the managing agency, but they are similar in that they aim to minimize long-term effects of exploration by requiring the operating company to control possible harmful discharges and to reestablish to some degree, pre-disturbance land forms and vegetation. The Company is actively providing for or has carried out any requested reclamation activities on its properties.


THE UNCERTAINTY OF THE COMPANY'S ABILITY TO OBTAIN FUTURE PERMITS AND LICENSES SHOULD IT DECIDE TO EXPLORE ITS PROPERTIES

The operations of the Company may require licenses and permits from various governmental authorities. There can be no assurances that the Company will be able to obtain all necessary licenses and permits that may be required to carry out exploration, development and mining at its properties.

RISKS ASSOCIATED WITH PENNY STOCK CLASSIFICATION

The Company's stock is subject to "penny stock" rules as defined in 1934 Securities and Exchange Act rule 3151-1. The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. The Company's common shares are subject to these penny stock rules. Transaction costs associated with purchases and sales of penny stocks are likely to be higher than those for other securities. Penny stocks generally are equity securities with a price of less than U.S. $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the common shares in the United States and shareholders may find it more difficult to sell their shares.


DEPENDENCE ON KEY PERSONNEL

The Company's continued success is dependent, to a large degree, upon the efforts of its current executive officers. The loss or unavailability of any such person could have an adverse effect on the Company. At the present time the Company does not maintain key man life insurance policies for any of these individuals. Also, the continued success and viability of the Company is dependent upon its ability to attract and retain qualified personnel in all areas of its business, especially management positions. In the event the Company is unable to attract and retain qualified personnel, its business may be adversely affected. There are currently no employment agreements in place. Management is; however, currently negotiating agreements with the executive officers of the Company.


LIMITED OPERATING HISTORY

The Company only has no operating history upon which to base an evaluation of its business and prospects. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that the Company will achieve or sustain profitability on an annual or quarterly basis. The Company's prospects must be considered in light of the risks encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Future operating results will depend upon many factors, including the level of product and price competition, the Company's success in attracting and retaining motivated and qualified personnel, and in particular, the ability of the Company to develop its inventory of properties and to raise additional capital for other ventures within the mining industry.

THE ABILITY TO MANAGE GROWTH

Should the Company be successful in its efforts to develop its gemstone properties or to raise capital for other mining ventures it will experience significant growth in operations. If this occurs management anticipates that additional expansion will be required in order to continue development. Any expansion of the Company's business would place further demands on its management, operational capacity and financial resources. The Company anticipates that it will need to recruit qualified personnel in all areas of its operations. There can be no assurance that the Company will be effective in attracting and retaining additional qualified personnel, expanding its operational capacity or otherwise managing growth. The failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.


LACK OF A DIVIDEND POLICY

The Company does not presently intend to pay cash dividends in the foreseeable future, as any earnings are expected to be retained for use in developing and expanding its business. However, the actual amount of dividends received from the Company will remain subject to the discretion of the Company's Board of Directors and will depend on results of operations, cash requirements and future prospects of the Company and other factors.


POSSIBLE DILUTION TO PRESENT AND PROSPECTIVE SHAREHOLDERS

The Company's plan of operation, in part, contemplates the accomplishment of business negotiations by the issuance of cash, securities of the Company, or a combination of the two, and possibly, incurring debt. Any transaction involving the issuance of previously authorized but unissued shares of common stock, or securities convertible into common stock, would result in dilution, possibly substantial, to present and prospective holders of common stock.


COMPETITION

There is competition from other mining exploration and development companies with operations similar to those of the Company's. Many of the mining companies with which the Company competes have operations and financial strength many times that of the Company. Nevertheless, the market for the Company's possible future production of minerals tends to be commodity oriented, rather than company oriented. Accordingly, the Company expects to compete by taking advantage of the market for all minerals present in its properties, to offset the primarily fixed costs of mining any one of the jointly-occurring minerals. Commodity prices fluctuate and there is no guarantee that market prices at any one time will be higher than production costs.

The Company does not engage in any material hedging or other transactions which are intended to manage risks relating to the fluctuations in mineral prices and does not intend to do so in the foreseeable future.


HISTORY OF NET LOSSES

The Company has had net losses for the past three years.

In the fiscal year ended 12/31/99, the Company had a net loss of ($58,216); in the fiscal year ended 12/31/98, the Company had a net loss of ($118,524); and, in the fiscal year ended 12/31/97, the Company had a net loss of ($521,159).

There can be no assurance that this trend will not continue.

SIGNIFICANT CUSTOMERS AND/OR SUPPLIERS

N/A


EMPLOYEES

At 3/15/00 the Company operated with the services of its Directors, Executive Officers, and no additional employees or consultants. There is no collective bargaining agreement in place.


ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

The Company rents, with no lease commitment, approximately 1,200 square feet of space at Suite U13 Broadway Plaza, 601 West Broadway, Vancouver, British Columbia Canada V5Z 4C2 for administrative efforts. The Company considers the facility adequate for current purposes.


THE WAY 1 CLAIM - VERNON AREA SOUTHEASTERN, BRITISH COLUMBIA

The Way 1 does not represent a producing property. It is currently in a dormant status. The Company has had no revenue from mining operations on The Way 1 Claim to date.


ACQUISITION OF THE WAY 1 CLAIM

On May 5, 1998, the Company acquired a 100% interest in the Way 1 Claim and two other claims, the Banjo 1 and the Banjo II for total consideration of $50,000 from 456786 B.C. Ltd., a company controlled by Terry G. Cook, the President of the Company. The consideration is in the form of a note payable on demand in favor of the vendor and bears no interest.


LOCATION AND ACCESS OF THE WAY 1 CLAIM

The Way 1 claim is a Four-Post Mineral claim located 23 kilometers north of Vernon and 15 kilometer's south southwest of Falkland in the Okanagan region of south-central British Columbia. The claim rests on the Thompson Plateau at 50 degrees 22' 27" North Latitude and 119 degrees 35' 17" West Longitude near the headwaters of Ewers Creek. Ewers Creek flows east 8.5 kilometers where it joins Equesis Crees south to the north arm of Okanagan Lake. Wiwash Rock Mountain and Pinaus Lake lie 4.5 kilometres northeast and 6 kilometres north of the claims respectively.

Access to the claim is gained by driving south on Westside Road to Six Mile Road, 10.3 kilometers to the McGregor Main Logging Road and west 13.5 km to the southern part of the claim.

TOPOGRAPHY AND PHYSIOGRAPHY

The topographic relief is steep on the west and northern half of the property as it lies at or near the bottom of the Ewers Creek Canyon. From here the terrain rises in a series of vertical cliffs 25-50 meters in height from an elevation of 1,605 meters above sea level to the gently rolling Thompson Plateau with a maximum elevation of 1490 meters on the eastern edge of the claim. A deeply incised V-shapped valley with steep flow gradient bisects the middle of the claim.

Vegetation includes birch, spruce and minor hemlock and cedar, with typical open bush and dry grass of the Okanagan Valley. A large area of the claim is logged; the resulting new undergrowth is a dense jungle of alder and spruce making traversing arduous.


HISTORY AND PREVIOUS WORK

No history of any note has been found regarding the Way 1.


PROPERTY STATUS

The Way1 claim consists of the following mineral claim, located within the Vernon Mining District:

Claim Name        Tenure Number          Units            Record Date

Way 1                    371607             20                9/04/99


PROPERTY GEOLOGY

The Way 1 claim is underlain by the volcanic and sedimentary rocks of the Kamloops Group with the dominant lithology located as outcrop on the property being the basal members of the Tranquille Formation of the Kamloops Group. An angular unconformity found in Ewer Creek canyon arks the paleosurface of the Upper Paleozoic sedimentary and volcanics of the Harper Ranch Group on which the Kamloops group is laid. This unconformity slopes gently to the west at about 10 degrees.

In the course of prospecting, nine distinct geological units were recognized:

HARPER RANCH GROUP (Permian)

Unit 1 Dark green to black highly altered andesite with minor diorite and lapilli tuff found in the Ewer Creek Canyon on the north part of the claim.

Unit 2 Massive crystalline limestone with minor argillaceous tuff, argillite and quartizite. This unit outcrops in the deeply incised valley in the center of the claim and makes some of the cliffs in the upper reached of Ewer Creek.

TRANQUILE FORMATION

All of the units on the property appear to have waterlain being locally well bedded and have been dipped to the west southwest at about 10-15 degrees. Downdip as the basin deepens as the unitspass from the basal unit 3 to a calcareous siltstone. Descriptions of the individual units are as follows:

Unit 3 Yellowish-brown to red weathering, well-bedded volcaniclastic/arkosic matrix or clast dominant sediments. Lithologies include immature tuffacewous wacke, arkose, minor siltstone and sandstone and layers of lapilli tuff. Locally angular clasts of scoreacous basalt and andesite up to 15 cm in width occupy as much as 40% of the rock. Individual beds vary from 2mm to 25cm in thickness with color varying from pale yllow t dark yellow brown. The rock is soft but well lithified. Sole plating, mud cracks and ripples can be seen in a large amount of the outcrops near Ewer Creek.

Unit 4 Poorly lithified ash flow tuff with abundant clasts of basalt making up 50% of the outcrop. This unit is found mainly on top of the cliffs marking deeply incised creek in the north central of the claim and on the road near the northwestern boundary of the claim.

Unit 5 Reddish to maroon weathering, variably resistant, massive heterolithic lahar. Blocks of mostly basalt occur a well rounded clasts less than or equal t 30cm in diameter in a medium to coarse grained arkosic/tuff matrix. This unit contains abundant agate sometime occupying more than 50% of the rock.

Unit 6 Dark green, dark green grey lapilli tuf outcropping near the edge of the above unit and contains abundant agate.

Unit 8            Uniform black to dark green calcareous tuffaceous siltstone.

DEWDROP FORMATION

Unit 7 Fresh unaltered predominately scoriacous basalt/andesite forming sills cutting the Tranquille Formation. Where flow banding is evident these are locally filled with abundant agate. On the western boundary of th claim adjoining a forestry cut block this unit is characterized by very fine flows 2-3mm in thickness alternating red and black on fresh surface and weathering dark and white respectively.

Unit 9 Fresh unaltered predominately scoriacous basalt/andesite forming the topographic highs on the western edge of the property.


CONCLUSIONS AND RECOMMENDATIONS

No economic minerals were found in the limited prospecting performed on the property in 1997. Geology of the Way 1 claim appears to be volcanoclastic sediments of the Tranzuille Formation of the Kamloops Group overlaying th altered andesites lapilli tuffs and diorites of the Permian aged Harper Ranch Group. In addition several outcrops were noted of basalt/andesites of the Dewdrop Formation which are also part of the Kamloops Group.

Management believes that future exploration, should be concentrated on the eastern half of the Way 1 claim.

THE BANJO 1 AND 2 CLAIMS

The Banjo 1 and 2 Claims do not represent a producing property. They are both currently in a dormant status. The Company has had no revenue from mining operations on Banjo 1 and 2 Claims to date.


ACQUISITION OF THE BANJO 1 AND 2 CLAIMS

On May 5, 1998, the Company acquired a 100% interest in the Banjo 1, Banjo 2 and Way 1 claims for total consideration of $50,000 from 456786 B.C. Ltd., a company controlled by Terry G. Cook, the President of the Company. The consideration is in the form of a note payable on demand by the vendor and bears interest at 8% per annum.


LOCATION AND ACCESS OF THE BANJO 1 AND 2 CLAIMS

The Banjo 1 & 2 claims are Four-Post Mineral claims located 21 kilometers north of Vernon and 16 kilometres south southwest of Falkland in the Okanagan region of south-central British Columbia The claim rests on the Thompson Plateau centered at 50(Degree) 21' 27" North Latitude and 119(Degree) 31' 17" West longitude (UTM Co-Ordinates 5581000 N. 320000 E) near Ewers Creek. Ewers Creek flows east 2.5 kilometers where it joins Equesis Creek (Six Mile Creek) south to the north arm of Okanagan Lake. Siwash Rock Mountain and Pinaus Lake lie 1.0 kilometer north and 7 kilometers northwest of the claims respectively.

Access to the claim is gained by driving south on Westside Road to Six Mile Road, 10.3 kilometers to the McGregor Main Logging Road and west 7.0 km. to the central part of the claim.


TOPOGRAPHY AND PHYSIOGRAPHY

The topographic relief is steep on the northern half of the Banjo 2 property as it lies at or near the bottom of the Ewers Creek Canyon. From here the terrain rises in a series of vertical cliffs 25-50 meters in height from an elevation of 875 meters (2400') above sea level to the gently rolling Thompson Plateau with a maximum elevation of 1433 meters (4700') on the southern edge of the claim.

Vegetation includes birch, spruce and minor hemlock and cedar, with typical open bush and dry grass of the Okanagan Valley. A large area of the claim is logged; the resulting new undergrowth is a dense jungle of alder and spruce making traversing arduous.


PROPERTY STATUS

The Banjo 1 & 2 claims consist of the following mineral claims, located within the Vernon Mining District:

Claim Name        Tenure Number             Units             Record Date

Banjo 1           366334                    20                10/17/98
Banjo 2           366335                    20                10/18/98

HISTORY AND PREVIOUS WORK

No history of any note has been found regarding the Banjo 1 & Banjo 2 claims but they are in close proximity to the Klinker Precious Opal Prospect.


PROPERTY GEOLOGY

A large portion of the Banjo 1 & 2 claims are underlain by the volcanic and sedimentary rocks of the Harper Ranch Group with the dominant lithology located as outcrop on the property being the andesite flows and flow breccias with associated lapilli tuffs. Two bands of calcareous argillites with minor siltstones form the sides of a tightly folded syncline whose axial plane strikes 340(Degree) and appears to plunge to the northwest. There was not enough exposure to ascertain predominate fault structures within the Harper Ranch Group but late faulting associated probably with Tertiary volcanism indicate a set of normal faults striking north/south with a downthrow on the western side.

An angular unconformity marks the paleosurface on which the sediments and volcanics of the Kamloops Group are laid. This unconformity dips gently to the west at about 10 degrees.

In the course of prospecting, ten distinct geological units were recognized:

KAMLOOPS GROUP (TERTIARY)

(UNITS FOUND ON THE SOUTHERN HALF OF BANJO 1)

DEWDROP FORMATION

Unit 10           Basalt/Andesite and Top Flow Breccias Fresh unaltered;
                  black, chocolate brown in colour with minor maroon, rusty red, terra cotta brown section. Also include within this assemblage is the minor interbedded tuffs and tephras.


Unit 9 Lapilli Tuff: Fresh unaltered black to dark green grey volcanoclastic forming lenses and reefs within the above basalts. Unit is characterized by well rounded lapilli up to 5 cm. In diameter. The basal members of this unit are locally filled with abundant agate.

TRANQUILLE FORMATION

Unit 8: Matrix Dominant Lahar: Yellowish-brown to red weathering, well-bedded volcanoclastic/arkosic. Lithologies include immature tuffaceous wacke, arkose, minor silstone and sandstone and layers of lapilli tuff. Locally angular clasts of scoreacous basalt and andesite up to 15 cm. in width occupy as much as 40% of the rock. Individual beds vary from 2 mm to 25 cm in thickness with colour varying from pale yellow to dark yellow brown. The rock is soft but well lithified.

Unit 7: Lapilli Tuff: Dark green, dark green grey outcropping near the edge of the above unit and contains abundant agate

Unit 6: Clast Dominat Lahar: Reddish to maroon weathering, variable resistant, Massive Heterolithic. Blocks of mostly basalt occur as well rounded clasts under 30 cm. in diameter in a medium to coarse grained arkosic/tuff matrix. This unit contains abundant agate sometime occupying more than 50% of the rock.

HARPER RANCH GROUP (CARBONIFEROUS/PERMIAN)

Unit 5 Andesitic (?) Top Flow Breccia Dark green to black, moderately altered dense, siliceous with minor Lapilli Tuff on the southwestern part of the Banjo 2 claim. Very fine grained and breaking with a concoidal fracture containing hornblende and augite as tiny black grains

Unit 4 Lapilli Tuff: Mottled dark green to black, moderate altered with rounded lapilli up to 4 mm in diameter within a fine ash tuff matrix. Weathers to a light brown to khaki on the surface with a powder like coating. This unit forms the predominate unit within the prospecting area. Generally massive to weakly fractured.

Unit 3 Argillite: Black to rust coloured, calcareous moderately fractured with fractures containing quartz, calcite and locally 1 - 2% pyrite


Unit 2 Diorite (?): A highly altered dark green to black more mafic, coarser grained and overall less sheared and fractured endmember of unit 1 below. Contains amber coloured quartz eyes and 1 - 2% pyrite

Unit 1 Greenstone: Highly altered fractured and sheared fractures filled with quartz, carbonate and locally minor gypsum

A total of 7 rock samples were taken on the property and were assayed for any economic minerals. The most mafic endmember of the volcanic group, Unit 2 was correspondingly anomalous in Ni/Co/Cr. running 463 PPM No., 44 PPM Co. and 113 PPM Cr. respectively. All other samples were not anomalous.

CONCLUSIONS

No economic minerals were found in the limited prospecting performed on the property in 1997. Geology of the Banjo 1 claim consists largely of the volcanics and associated volcanoclastic lapilli tuffs with minor calcareous argillites of the Carboniferous/Permian Harper Ranch Group. An unconformity marks the paleosurface of the Harper Ranch Group onto which the volcanoclastic sediments of the Tranquille Formation and the basalt/andesites of the Dewdrop Formation of the Kamloops Group are laid.

This unconformity dips to the west at 10(Degree) transects the Banjo 1 claim in a northwest-southeast direction

Management believes that if the Company does any work on the future in this area that exploration should be concentrated on:

1) Structures cutting the Harper Ranch Group especially the faults that have a north-south orientation to ascertain if there could be possibility of some economic minerals within the faults. 2) The basal members of the Tranquille sediments that lie on the unconformity with the Harper Ranch Group in the southern half of the Banjo 1 claim.

THE EWER/KLINKER MINERAL CLAIMS

The Ewer/Klinker Mineral Claims do not represent a producing property and the Company's current operations are passive, in that the Company has a 20% interest in a joint-venture which is involved in the Ewer/Klinker Mineral Claims.

To date, the joint venture has been engaged in no activity on the Ewer/Klinker Mineral Claims.

The Company has had no revenue from mining operations on The Ewer/Klinker Mineral Claims.


ACQUISITION OF INTEREST

On April 10, 1996, the Company entered into an agreement which was an Option To Purchase some mineral claims (Ewer/Klinker Mineral Properties) located near Vernon, British Columbia. This agreement originally gave the Company an option to acquire a 100% interest in the claims, but that option expired unexercised on January 15, 1998 and at that time a joint venture was created in which the Company had a 20% interest.


LOCATION AND ACCESS

The Ewer/Klinker Mineral Properties are located approximately 30 kilometers northwest of Vernon in south central British Columbia (lat: 50 degrees, 21.5' north longtitude, 34' east, Westwold 82L/5 1:50,000 map sheet).

HISTORY AND PREVIOUS WORK

The Klinder and Ewer claims were staked in 1991 and 1992. In 1995 and 1996, the area was bulk sampled using mechanized equipment. Numerous nodules and veins of precious opal have been located in several pits on the site; however, to the best of the Company's knowledge a significant economic opal deposit has not been discovered to date.


PROPERTY STATUS

No information has been made available to the Company regarding "property status"


PROPERTY GEOLOGY

No information has been made available to the Company regarding "property geology".


CONCLUSIONS

Management believes that further work must be done on the Ewer/Klinker Claims to allow an adequate resource estimate to be made. To date no work has been done by the joint venture partners in this area and management considers the property to be in a dormant status.

ITEM 3  LEGAL PROCEEDINGS
-------------------------

Other than as discussed below, the Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Other than discussed below, the Company knows of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

On March 26, 1997, the Joint venture Partner (re: Ewer/Klinker Mineral Properties) filed a statement of claim in the Supreme Court of British Columbia alleging than an amount of $29,847 was due for work done, goods supplied and accounts incurred. The Company states that it has returned goods costing $12,499 thereby effectively reducing the Joint Venture Partner's claim to $17,348 for various expenses that the Joint Venture Partner alleges are the responsibility of the Company's wholly owned subsidiary, Dakota. Management believes that it is not responsible for a number of expenses and believes that a number of expenses are priced improperly, according to the terms of the Option Agreement. Accordingly, management believes that this claim will be resolved with the Joint Venture Partner for an amount considerably less than the amount requested.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY ISSUES
----------------------------------------------------------

No matters were submitted to a vote by Security Holders during the last quarter of this fiscal year.


                                     PART II


Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
----------------------------------------------------------------------------

The Company's common stock trades on the National Quotation Bureau's Electronic Pink Sheets in the United States, having the trading symbol "CANL" and CUSIP# 136414-10-9.
Trading volume and high/low/closing prices for the past ten quarters are disclosed in the following table:

                Over-the-Counter Bulletin Board Trading Activity

 Quarter
  Ended           High            Low            Close                  Volume
--------        -------         -------         -------               ---------
06/30/99         $0.015          $0.010          $0.015                  11,600
03/31/99         $0.01           $0.01           $0.01                    3,000
12/31/98         $0.05           $0.01           $0.01                   34,900
09/30/98         $0.06           $0.03           $0.05                    3,000
06/30/98         $0.07           $0.029          $0.03                  251,800
03/31/98         $0.05           $0.031          $0.031                 113,200
12/31/97         $0.12           $0.05           $0.05                  437,600
09/30/97         $0.12           $0.06           $0.12                  569,200
06/30/97         $0.365          $0.063          $0.125               1,125,100
03/31/97         $0.75           $0.188          $0.188               1,708,700

The Company's common stock is issued in registered form. Madison Stock Transfer (located in Brooklyn, New York) is the registrar and transfer agent for the common stock.

On March 15, 2000 the shareholders' list for the Company's common shares showed twenty eight registered shareholders and 17,211,000 shares outstanding.

The Company has researched the indirect holdings by depositories and other financial institutions and believes it has in excess of 325 shareholders of its common stock.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain future earnings for use in its operations and expansion of its business.

The Company did not issue any unregistered securities during the quarter ended December 31, 1999.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

The Company has minimal cash and has not yet developed any producing mines.
The Company has no history of earnings, and due to the nature of its business, there can be no assurance that the Company will be profitable. Since the Company has been a development stage company since inception and has not generated revenues, the Company operates with minimal overhead.
The Company will need to raise additional funds in the next 12 months, either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.

The Company's primary activity for the next fiscal year will be to seek, investigate and, if such investigation warrants, acquire controlling interest in business opportunities presented to it by persons or firms involved in any appropriate business who wish to seek the advantages of being acquired by the Company. The Company would not restrict any acquisitions to the gemstone exploration business but would examine any business which would be beneficial to the Company's shareholders.

Management is currently concentrating upon achieving the two objectives of: (i) eliminating the contingent liability resulting from the existence of a legal action against the Company by the Joint-Venture Partner of the Ewer-Klinker mineral properties; thereby eliminating what may possibly be an impediment to the Company attracting acquisitions and new capital and (ii) achieving full-reporting status for the Company with the U.S. Securities & Exchange Commission. If the Company is successful in achieving either or both of the above objectives, the Company may be in a significantly better position to attract acquisition candidates and equity capital. If available, future equity financing may result in substantial dilution to purchasers under such offerings.

In addition to its immediate task of improving the Company's ability to attract equity capital, management continues to assess whether further exploration in its core area is warranted, and to assess the viability of further exploration on the Company's existing mineral properties, namely: (i) the Ewer-Klinker property, in south-western British Columbia, Canada,in which the Company holds a 20% joint-venture interest and (ii) the Way I, Banjo I, and Banjo II properties in which the Company holds a 100% interest.

In view of the Company's very limited capital, Company management will continue to seek out potential joint-venture partners with the capital and expertise to pursue further exploration in the Company's core area. Bringing in additional participants to further the company's exploration efforts may result in the Company's equity interest in the above mineral claims declining as possible new participants earn equity interests as a result of contributions of capital and mineral exploration expertise.

At present management is not aware of any joint-venture proposals offered to the Company, to further exploration. Management is however currently negotiating with the Joint-Venture Partner of the Ewer-Klinker mineral property, with the objective of reaching a settlement with regard to the legal action taken by the Joint-Venture Partner. Settlement negotiations have been going on between the two parties for over a year. It is possible that an out-of-court settlement may be reached. Any possible settlement could involve the transfer to the Joint-Venture Partner, of one or more of the Company's mineral property interests, or a portion of the Company's interest in a particular property or properties, in return for cancellation of this lawsuit and a release from any and all claims that might be filed against the Company by the Joint-Venture Partner. If the Company is successful at reaching a settlement of this dispute, the Company's ability to attract new partners with capital and to attract exploration expertise, may be enhanced.

The Company has not conducted any product research and development and has no plans to conduct any product research and development over the next fiscal year.

Management is not aware of any expected purchase or sale of any plant or of any significant equipment. Management is however involved in negotiations to settle the legal dispute with the Joint-Venture Partner of the Ewer-Klinker property, where any settlement could possibly involve the Company transferring some property or properties as part of any settlement.

Management is not aware of any expected significant changes in the number of employees.


RESULTS OF OPERATION

The Company's financial statements are stated in U.S. Dollars and are prepared in accordance with United States GAAP.

The Company has for the past three years financed its activities through the distribution of equity capital. The timing of such distributions was dependent on the requirements of the Company and the economic climate. The Company anticipates having to raise additional funds by equity issuance in the next several years, as the Company does not expect to generate material revenue from mining operations or to achieve self-sustaining commercial mining operations for several years.

Because the Company has minimal cash and has not yet developed any producing mines, its ability to realize assets and discharge its liabilities through the normal course of its operations is dependent on continued funding from companies controlled by the president, the receipt of additional funds from investors, and the establishment of successful operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds since incorporation has been through the issue of its common stock and through advances from shareholders. The Company has no revenue from mining to date and does not anticipate mining revenues in the foreseeable future.

The Company's cash position at 12/31/99 was $2,083 compared to $21,029 at 12/31/98.

At 12/31/99 the Company had a Canadian goods and services tax receivable of $1,500; whereas on 12/31/98 the company had a Canadian goods and services tax receivable of $1,369.

Advances from shareholders, not settled by issuing shares, was $7,139 in Fiscal 1999; compared to $6,612 in Fiscal 1998.

At 12/31/99,the Company had a negative working capital position of ($67,985), compared to a negative working capital position of ($12,510) at 12/31/98.

Because the Company has minimal cash and has not yet developed any producing mines, its ability to realize assets and discharge its liabilities through the normal course of its operations is dependent on continued funding from companies controlled by the president, the receipt of additional funds from investors, and the establishment of successful operations.

During the fiscal year ended 12/31/99 the Company incurred $0 in marketing expenditures compared to $0 spent on marketing in the fiscal year ended 12/31/98.

During the fiscal year ended 12/31/99 the Company incurred management and consulting fees of $24,326 compared to management and consulting fees of $18,200 incurred in the fiscal year ended 12/31/98.

During the fiscal year ended 12/31/99 the Company incurred a total of $58,506 in administrative expenses compared to $35,735 incurred in the fiscal year ended 12/31/98.

The Company does not know of any demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, the Company's liquidity either materially increasing or decreasing at present or in the foreseeable future. Material increases or decreases in the Company's liquidity are substantially determined by the success or failure of the Company's exploration programs or the future acquisition of projects.


CONTINGENT LIABILITY

On March 26,1997, the Joint-Venture Partner on the Ewer-Klinker property filed a statement of claim in the Supreme Court of British Columbia alleging that an amount of $29,847 USD was due for work done, goods supplied and accounts incurred. There has been an extended period of time in which there has been an absence of efforts to pursue this claim in the courts. The Company has returned goods costing $12,499 USD thereby effectively reducing the Joint-Venture Partner's claim to $17,348 USD for various expenses that the Joint-Venture Partner alleges are the responsibility of Dakota Mining & Exploration Ltd, the Company's wholly-owned operating subsdiary. However, Dakota's management believes that it is not responsible for a number of expenses and believes that a number of expenses are priced improperly, according to the terms of the Option Agreement. Accordingly, management believes that this claim will be resolved with the Joint-Venture Partner for an amount considerably less than the amount requested.

Settlement negotiations have been going on between the two parties for over a year.It is possible that an out-of-court settlement may be reached. Any possible settlement could involve the transfer to the Joint-Venture Partner, of one or more of the Company's mineral property interests, or a portion of the Company's interest in a particular property or properties, in return for cancellation of this lawsuit and a release from any and all claims that might be filed against the Company by the Joint-Venture Partner.


SIGNIFICANT UNCERTAINTIES

The Company invests in mining properties in Canada. These projects may be subject to substantial regulatory hurdles, financing and economic uncertainties. There is no assurance that the Company can finance the additional funds necessary to complete development work and, if warranted, to bring a property into production. There is also no assurance that the properties will prove to be profitable if they are brought into production.


WRITEDOWN OF THE EWER-KLINKER PROPERTY

In 1997 the Company's 20% interest in the Ewer-Klinker mineral property near Vernon, British Columbia, Canada was written down on the company's financial statements, to an estimated net realizable value of $60,464, based on the "worst case" estimate determined by a consultant geologist. This writedown was initiated by the new management installed in May, 1998 after a review of the geologist's report and following protracted negotiations with the Joint-Venture Partner to attempt to settle the unresolved legal matters referred to above.

In 1998, the mineral property became an investment in a joint venture and was written down to a value of $1.00 because continued protracted negotiations with the Joint-Venture Partner meant the Company had no access to information to make an updated valuation of the property based on discounted cash flows and had no information to assess the 80% Joint-Venture partner's ability to fund the mining operations.


ACQUISITION OF WAY I, BANJO I, AND BANJO II PROPERTIES

The Company purchased mineral properties from a company controlled by a significant shareholder, who is also a Director of the Company, for a price of $50,000 and the purchase price was paid with a promissory note, as disclosed in
Note 5(f) and Note 9 to the Company's financial statements to December 31,1998, with interest at 8% per annum. There was no independent analysis done to determine the value. Instead the directors arbitrarily set the value after considering the consulting geologist's report on neighboring properties and the possible strategic role of this assembly of properties in a larger development. The Way I and Banjo mineral claims are strategically located as they are adjacent to the Ewer-Klinker property.

In 1998 the property was written down to $1.00 to recognize the company's inability to prepare an updated valuation on the property owned in the Joint-Venture which is adjacent to this property. In addition the principal of the note payable was reduced by the significant shareholder from $50,000 to $24,841, being the cost of the property to the significant shareholder. This property was purchased as a possible strategic role as part of a larger development incorporating the Joint-Venture property.

RESULTS OF OPERATIONS

The Company is in the business of acquiring and exploring mineral properties with the aim of developing them to a stage where they can be exploited at a profit. At that stage, the Company's operations would to some extent be dependent on the world market prices of any minerals mined. The Company does not currently have any producing properties.


FISCAL YEARS ENDED 12/31/99, 12/31/98, AND 12/31/97

During fiscal year 1996, the Company entered into an agreement which was an Option To Purchase certain mineral claims, known as the Ewer-Klinker claims, located near Vernon, British Columbia, Canada. The Company advanced $475,000 in the form of option payments pursuant to this agreement, which gave the Company the an option to acquire a 100% interest in the Ewer-Klinker claims. The activities of the Company since advancing the option payments noted above can be seen as generally decreasing during this time.

Exploration costs were $ 3,928 in Fiscal 1997, $0 in Fiscal 1998, and $0 in Fiscal 1999.

The Company's Option expired unexercised on January 15,1998 and a joint-venture was then created with the Company obtaining a 20% joint-venture interest in the mineral claims.

The joint venture has a Vernon mining company as the operator and managing venturer. However, the activities are to be controlled by a management committee.

Each joint venture party is required to advance funds for the property development or the opal business and failure to do so will result in a dilution of their earned percentage interest. To date, the management committee has not been formed and the activities of the joint venture have not commenced. At present, the Company is not aware of any financial commitments to the joint venture under the direction of the management committee or when any such commitments may start.

The Company had title to several mineral claims on land adjacent to the property referred to above and most of these claims were allowed to lapse. As the future value of these properties is unknown and their cost are minimal, their costs were written off in 1997.

Fiscal 1999 Administrative Expenses were $58,506; $35,735 incurred in Fiscal 1998, and $72,308 incurred in Fiscal 1997. A pattern of decreased Company activity in acquisition and exploration began in Fiscal 1997.

The net loss for Fiscal 1999 ended 12/31/99 was ($58,216), compared to a net loss of ($118,524) for Fiscal 1998 ended 12/31/98, and a net loss of ($521,159) for Fiscal 1997 ended 12/31/97.

The loss for Fiscal 1998 includes a write-off of investment in joint-venture of $60,463; and a write -off of development and property costs of $24,840; for total write-offs of $85,303.

The loss for Fiscal 1997 includes a write-off of development and property costs of $413,334.

Net loss was ($0.00) per share for Fiscal 1999. Net Loss was ($0.01) per share for Fiscal 1998, and the Net Loss was ($0.04) per share for Fiscal 1997.

VARIATION IN OPERATING RESULTS

None of the Company's properties are yet in production and consequently, the properties do not produce any revenue. As a result there is little variation expected in operating results from year to year and little is to be expected until such time, if any, as a production decision is made on one of its properties.

The Company derives interest income on its bank deposits, which depend on the Company's ability to raise funds.

Management periodically through the exploration process, reviews results both internally and externally through mining related professionals. Decisions to abandon, reduce or expand exploration efforts is based upon many factors including general and specific assessments of mineral deposits, the likelihood of increasing or decreasing those deposits, land costs, estimates of future mineral prices, potential extraction methods and costs, the likelihood of positive or negative changes to the environment, permitting, taxation, labor and capital costs. There cannot be a predetermined hold period for any property as geological or economic circumstances render each property unique.

The Company has for the past three years financed its activities through the distribution of equity capital. The timing of such distributions was dependent on the requirements of the Company and the economic climate. The Company anticipates having to raise additional funds by equity issuance in the next several years, as the Company does not expect to generate material revenue from mining operations or to achieve self-sustaining commercial mining operations for several years.


KNOWN TRENDS

Management has determined that because of the deficiency in working capital, significant operating losses and lack of liquidity, there is doubt about the ability of the Company to continue in existence unless additional working capital is obtained. Consequently such trends or conditions could have a material adverse effect on the Company's financial position, future results of operations, or liquidity. The Company currently has plans to raise sufficient working capital through equity financing or reorganization of the Company.


INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.


FORWARD-LOOKING STATEMENTS

From time-to-time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission or other regulatory agencies. Words or phrases "will likely result", "are expected to", "will continue", " is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Reform Act does not apply to initial registration statements, including this filing by the Company. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

The risks identified here are not inclusive. Furthermore, reference is also made to other sections of this Registration Statement that include additional factors that could adversely impact the Company's business and financial performance. Also, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ significantly from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The financial statements and notes thereto are attached hereto and found immediately following the text of this Registration Statement. The audit report of McLean Majdanski, Chartered Accountants, for the audited financial statements for Fiscal 1999, 1998 and notes thereto are included herein immediately preceding the audited financial statements.

(A-1) Audited Financial Statements: December 31, 1999 and December 31, 1998

Auditor's Report, dated March 27, 2000

Consolidated Balance Sheets at December 31, 1999 and December 31, 1998

Consolidated Statements of Operations for the Years Ended December 31, 1999 and 1998

Consolidated Statements of Shareholders' Deficit From Inception on June 18, 1990 Through December 31, 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements













CANADIAN NORTHERN LITES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998










Auditors' Report To The Shareholders                                        F-1

Consolidated Balance Sheets As Of December 31, 1999 And 1998                F-2

Consolidated Statements Of Operations For The Years Ended
   December 31, 1999 And 1998 And From Inception Through
   December 31, 1999                                                        F-3

Consolidated Statement Of Shareholders' Deficit From
   Inception Through December 31, 1999                                 F-4, F-5

Consolidated Statements Of Cash Flows For The Years Ended
   December 31, 1999 And 1998 And From Inception Through
   December 31, 1999                                                   F-6, F-7

Notes To Consolidated Financial Statements                          F-8 to F-18
















AUDITORS' REPORT
RE: DECEMBER 31, 1999 AND 1998
CONSOLIDATED FINANCIAL STATEMENTS
To the Shareholders of
     Canadian Northern Lites, Inc.

We have audited the accompanying consolidated balance sheets of Canadian Northern Lites,
Inc. (A Development Stage Company) as of December 31, 1999 and December 31, 1998,
the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended and from inception to December 31, 1999.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in the
United States.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.
An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Canadian Northern Lites, Inc. (A Development Stage Company)
as of December 31, 1999 and 1998 and the results of operations, changes in shareholders'
deficit and changes in cash flows for the years then ended and from inception to December 31,
1999 in accordance with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the
Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company's net capital deficiency, with no mining operations to generate cash, raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/McLean Majdanski

Chartered Accountants
Vancouver, B.C.
March 27, 2000
(McLean Majdanski is a joint venture of incorporated professionals)

                                       F- 2
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

                                                                                                         1999           1998
ASSETS
CURRENT
   Cash (Note 8)                                                                                       $2,083        $21,029
   Canadian goods and services tax  receivable                                                          1,500          1,369
         Total current assets                                                                           3,583         22,398
INVESTMENT IN JOINT VENTURE (Note 3)                                                                        1              1
MINERAL PROPERTIES (Note 3)                                                                                 1              1
         Total assets                                                                                  $3,585        $22,400
LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT
   Accounts payable (Notes 4 and 8)                                                                   $57,552        $20,892
   Loan from shareholder (Notes 4 and 8)                                                               14,016         14,016
         Total current liabilities                                                                     71,568         34,908
PROMISSORY NOTE PAYABLE (Notes 4, 7, 8)                                                                24,841         24,841
ADVANCES FROM SHAREHOLDERS  (Notes 4 and 8)                                                           151,718        144,579
         Total liabilities                                                                            248,127        204,328
SHAREHOLDERS' DEFICIT
   Share capital (Note 6)
      Authorized
         100,000,000 shares with a par value of $.001
      Issued and outstanding
           17,211,000 shares (1998 - 17,211,000 shares)
      Par value                                                                                        17,211         17,211
      Additional paid up capital                                                                      978,231        978,231
   Deferred foreign currency translation gain (loss)                                                   (3,915)           483
   Deficit accumulated during the development stage                                                (1,236,069)    (1,177,853)
         Total shareholders' deficit                                                                 (244,542)      (181,928)
         Total liabilities and shareholders' deficit                                                   $3,585        $22,400


(See accompanying notes)

                                       F- 3
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 1999

                                                                                    Cumulative
                                                                                   Total Since
                                                                                     Inception           1999           1998
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
   Exploration and development                                                         $19,885             $0             $0
   Write off of investment in joint venture (Note 3)                                    60,463              0
   Write off of development and property costs (Note 3)                                442,529              0
      Total exploration and development expenses                                       522,877              0         85,303
MARKETING EXPENSES (Note 4)
   Advertising                                                                           2,637              0              0
   Courier and postage                                                                   7,383              0              0
   Meetings                                                                              1,357              0              0
   Printing                                                                             19,056              0              0
   Promotion and entertainment                                                          16,454              0              0
   Services                                                                             58,525              0              0
   Telephone and fax                                                                    22,438              0              0
   Travel                                                                               41,305              0              0
      Total marketing expenses                                                         169,155              0              0
ADMINISTRATIVE EXPENSES (Note 4)
   Accounting and audit fees                                                            28,006         13,469          5,730
   Automobile                                                                            2,689              0              0
   Bank charges and interest (recovery)                                                  2,126            268           (449)
   Computer servicing                                                                    9,830              0              0
   Incorporation expenses written off                                                    6,794              0              0
   Insurance                                                                               836              0              0
   Interest on long term debt (Note 7)                                                   9,829          3,609          4,630
   Legal                                                                               140,172          4,149          3,625
   Management and consulting fees                                                      148,906         24,326         18,200
   Meals and entertainment                                                                  28             28              0
   Office supplies and service                                                          64,801            998          1,742
   Rent                                                                                  9,021              0              0
   SEC filing fees                                                                      10,981         10,981              0
   Telephone and fax                                                                     7,036            216              0
   Transfer agent fees                                                                   1,339            330            550
   Travel                                                                               33,990            132            594
   U.S. financial services                                                              28,339              0              0
   Wages and benefits                                                                   25,930              0          1,113
      Total administrative expenses                                                    530,653         58,506         35,735
LOSS BEFORE OTHER INCOME (LOSS)                                                     (1,222,685)       (58,506)      (121,038)
OTHER INCOME (LOSS)
   Interest income                                                                         798            290            508
   Gain (loss) on disposal of capital assets                                           (11,923)             0             26
   Gain (loss) on cash settlements of accounts payable                                  (2,259)             0          1,980
INCOME (LOSS) BEFORE INCOME TAX PROVISION                                           (1,236,069)       (58,216)      (118,524)
INCOME TAX PROVISION                                                                         0              0              0
NET INCOME (LOSS)                                                                  ($1,236,069)      ($58,216)     ($118,524)


(See accompanying notes)

                                       F- 4
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 1999

                                                                                                                     Deficit
                                                                                                                 Accumulated
                                                                      Common Stock                 Additional     During The
                                                         Per                                          Paid-up    Development
                                                       Share             Shares      Par Value        Capital          Stage
Issuance of stock to officers, directors and
   other individuals, for an amount equal to
   part of the organization costs,
   on April 10, 1991                                   $0.10             30,000           $300         $2,700
Reorganization of capital reducing the par
   value from $.01 / share to $.001 / share                                               (270)           270
Net loss, year ended December 31, 1994
Balance, December 31, 1992, 1993 & 1994                                  30,000             30          2,970
Issuance of stock to investment banker,
   controlled by a director for services
   rendered and valued at the billed amount
   for the services                                     0.50             12,000             12          5,988
Issuance of common stock to public for cash             0.50              8,000              8          3,992
Net loss, year ended December 31, 1995
Balance, December 31, 1995                                               50,000             50         12,950
Issuance of common stock pursuant to stock
   options of which 1,220 shares were issued
   to an affiliate of the issuer for cash               0.01             50,000             50            450
Balance prior to stock split                                            100,000            100         13,400
Stock split effective April, 1996                                       300,000            300           (300)
Balance after stock split                                               400,000            400         13,100
Stock issued for acquisition of Dakota
   Mining & Exploration, Ltd. ("Dakota")
   valued at the net book value of Dakota
   at the date of acquisition                           0.01         10,000,000         10,000         59,488
Recognition of deficit accumulated during
   the development stage by Dakota up to
   the date of acquisition                                                                             78,064       ($78,064)
Issue of shares to H J S Financial Services,
   Inc. for services rendered valued at the
   market value of the shares when issued               1.28             24,000             24         30,732
Issuance of common stock to repay
   advances to Canadian Northern Lites, Inc.
   made by former directors and valued at the
   net book value of those advances which
   was less than the market value of the
   shares                                               0.15          4,000,000          4,000        596,822
Net loss, year ended December 31, 1996                                                                              (460,106)
Balance at December 31, 1996                                         14,424,000        $14,424       $778,206      ($538,170)


(See accompanying notes)

                                       F- 5
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 1999

                                                                                                                     Deficit
                                                                                                                 Accumulated
                                                                      Common Stock                 Additional     During The
                                                         Per                                          Paid-up    Development
                                                       Share             Shares      Par Value        Capital          Stage

Balance at December 31, 1996                                         14,424,000        $14,424       $778,206      ($538,170)
Issuance of common stock for services to
   former legal counsel valued at the billed
   value for the services rendered                     $0.17            570,000            570         98,911
Fair value of donated accounting services
   provided by a former director                                                                        2,000
Net loss, year ended December 31, 1997                                                                              (521,159)
Balance at December 31, 1997                                         14,994,000         14,994        879,117     (1,059,329)
Issuance of common stock to former directors
   to repay amounts advanced by them to the
   Company and the shares are valued at the
   value of the amount owing to them                    0.12            667,000            667         82,672
Issuance of common stock to an arm's
   length supplier to repay the amount owing
   and shares valued at the fair value of
   the shares issued                                    0.06             50,000             50          2,942
Issuance of common stock to a company
   controlled by a current director to repay an
   amount owing and valued at the market
   value of the shares issued                           0.01          1,500,000          1,500         13,500
Net loss, year ended December 31, 1998                                                                              (118,524)
Balance at December 31, 1998                                         17,211,000         17,211         978,231    (1,177,853)
Net loss, year ended December 31, 1999                                                                               (58,216)
Balance at December 31, 1999                                         17,211,000         17,211         978,231    (1,236,069)
Subsequent Event
Cancellation of shares in consideration for
   the release by the Company of its 20%
   joint venture interest subsequent to
   December 31, 1999 (Notes 3 and 6)                    0.01         (2,080,000)        (2,080)         2,079
Balance, March 30, 2000                                              15,131,000        $15,131       $980,310    ($1,236,069)


(See accompanying notes)

                                       F- 6
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 1999

                                                                                    Cumulative
                                                                                   Total Since
                                                                                     Inception           1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                               ($1,236,069)      ($58,216)     ($118,524)
   Items not involving an outlay of cash
      Non-cash accounting services of a former director                                  2,000
      Loss (gain) on disposal of capital assets                                         11,923              0            (26)
      Write off of incorporation costs                                                     794              0              0
      Write down of investment in joint venture                                         60,463              0         60,463
      Write down of development and property costs                                     442,529              0         24,840
      Loss (gain) on cash settlements of accounts payable                                2,260              0         (1,980)
   Change in working capital items
      Canadian goods and services tax receivable                                        (1,500)          (131)        21,879
      Accounts payable increase before part of the
         balance was settled by issuing shares                                         181,993         36,660         27,309
      Net cash (used in) received from operating activities                           (535,607)       (21,687)        13,961
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                              151,502              0              0
   Stock issued on exercise of stock options                                               500              0              0
   Loan from shareholder                                                                14,016              0              0
   Advances from shareholders before part of the
      balance was settled by issuing shares                                            866,457          7,139          6,611
      Net cash from financing activities                                             1,032,475          7,139          6,611
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of capital assets                                                          (11,949)             0              0
   Proceeds from disposal of capital assets                                                 26              0             26
   Incorporation costs                                                                    (794)             0              0
   Mineral property payments                                                          (478,153)             0              0
      Net cash (used in) received from investing activities                           (490,870)             0             26
NET INCREASE (DECREASE) IN CASH
   (BANK INDEBTEDNESS)                                                                   5,998        (14,548)        20,598
CASH (BANK INDEBTEDNESS) AT
   BEGINNING OF YEAR                                                                         0         21,029            (52)
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)                                                (3,915)        (4,398)           483
CASH (BANK INDEBTEDNESS) AT
   END OF YEAR                                                                          $2,083         $2,083        $21,029


(See accompanying notes)

                                       F- 7
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 1999

                                                                                    Cumulative
                                                                                   Total Since
                                                                                     Inception           1999           1998
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES

Reverse Take-Over
The Company had a reverse takeover in which the following
   net assets were acquired in exchange for assumption
   of the shareholders' equity of the acquiring company
      Net assets acquired                                                              $87,408
      Liabilities assumed                                                              $17,920
      Shareholders' equity assumed
         Share capital, par value                                                       10,000
         Share capital, additional paid up capital                                     137,552
         Accumulated deficit during the development stage                              (78,064)
            Total shareholders' equity                                                  69,488
            Total liabilities and shareholders' equity                                 $87,408

Shares Issued to Repay Current and Long Term Debt
   Par value                                                                            $6,853             $0         $2,217
   Additional paid up capital                                                          834,537              0         99,114
   Total                                                                              $841,390             $0       $101,331
Debt repaid
   Accounts payable                                                                   $124,391             $0        $17,992
   Advances from shareholders                                                          714,739              0         85,319
   Gain on settlement of debt                                                            2,260              0         (1,980)
   Total debt repaid                                                                  $841,390             $0       $101,331

Purchase of Property with  Promissory Note
   Promissory note payable issued for property                                         $24,841             $0        $24,841


(See accompanying notes)

                                       F- 8
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


1. BASIS OF PRESENTATION FOR A COMPANY IN THE DEVELOPMENT STAGE

   The Company was first incorporated in the State of Nevada on June 18, 1990 as
   QQQ-Huntor Associates, Inc.  On July 21, 1995, the Company changed its domicile to the State of Texas and merged into a Texas Corporation, Unimex Transnational Consultants, Inc.  On
   April 26, 1996, the Company reorganized and acquired all the issued and outstanding stock of Dakota Mining & Exploration Ltd. ("Dakota") for 10,000,000 shares of the Company's common stock, and changed the name of the Company to Canadian Northern Lites, Inc.
   As a result of that transaction, Dakota became a legal subsidiary of the Company.  However, as stated below, Dakota is the acquirer in the consolidated financial statements.

   As a result of the transaction in which the Company acquired all the outstanding shares of
   Dakota, the group of shareholders that owned Dakota held 10,000,000 shares of the
   Company which was more than 50% of the voting shares at that time.  This resulted in the transaction being accounted for as a "reverse take-over" in the consolidated financial
   statements which means that Dakota is the acquirer.   Accordingly, the consolidated
   financial statements are a continuation of the Dakota financial statements, translated into
   U.S. Dollars.  The transaction was recorded at the historical cost of the net assets of
   Canadian Northern Lites because it represented a recapitalization of Dakota.  The $3,050 deficit of the legal parent as at the date of the reverse take-over is eliminated on consolidation such that the consolidated deficit reflects the deficit of Dakota at the date of acquisition, $78,064, plus the results of operations of Dakota and Canadian Northern
   Lites, Inc., since the acquisition.

   The cumulative statements of operations, cash flows and deficit accumulated during the development state reflect the translated balances of Dakota from inception.  The cumulative balance for office supplies and service is net of $20,340 of consulting revenue, received by Dakota in 1994, because the revenue was incidental to the development stage.

   Dakota was incorporated on January 12, 1994 under the Company Act of British
   Columbia and changed its name to Dakota Mining & Exploration Ltd. from Eagle Ridge
   Manufacturing Ltd. on July 27, 1995.  The Company's purpose is to explore and develop mining properties in Canada.  Dakota is in the development stage because its activities have consisted of the purchase of interests in mining properties and some exploration and development.  Dakota has not yet developed any mining properties into a producing mine nor has it earned revenue from any of its properties.

   As at December 31, 1999, both the Company and Dakota do not have sufficient cash to cover current liabilities.  Future activities require cash being provided to the Company by investors or lenders.  As stated in Note 5, companies controlled by the president of





                                       F- 9
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


1. BASIS OF PRESENTATION FOR A COMPANY IN THE DEVELOPMENT STAGE
   (Continued)

   the Company are currently funding, and plan to continue to fund, the administrative expenses incurred by the Company.  In addition, these related parties do not currently intend to receive cash for the management fees of $2,000 per month that they charge the Company.  These efforts are part of a long range strategy to restructure the Company's affairs, arrange for new long term financing and continue to locate and develop income producing properties.

   The financial statements are prepared on the assumption that the entity is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities through the normal course of operations.  Because the
   Company has no cash and has not yet developed any producing mines, its ability to realize assets and discharge its liabilities through the normal course of its operations is dependent on continued funding from companies controlled by the president, the receipt of additional funds from investors and the establishment of successful operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a)Basis Of Consolidation

      As stated in Note 1, the consolidated financial statements include the accounts of
      Dakota Mining & Exploration Ltd., the designated acquirer in the reverse take over transaction, and Canadian Northern Lites, Inc.  The investment in the Ewer/Klinker mineral properties joint venture was accounted for on the cost basis because the joint venture had not commenced operating and had not provided any financial information due to a dispute between the joint venture partners.

   (b)Fiscal Year

      The parent company, Canadian Northern Lites Inc., has a fiscal year end of
      December 31.  The subsidiary company, Dakota, has a fiscal year end of January 31.
      These consolidated financial statements have been prepared using the December 31 financial statements of the legal parent, and the January 31 financial statements of the subsidiary.  There were no intervening events that materially affect the consolidated financial position or the consolidated results of operations and cash flows for the fiscal periods presented.





                                       F- 10
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   (c)Use Of Estimates

      Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions.  These estimates or assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses and gains during the reporting periods.  Actual results could differ from estimates.

   (d)Foreign Currency Translation Gain

      The foreign currency translation gain relates to translating the Canadian dollar financial statements of the wholly owned legal subsidiary into US dollars.  This amount is not included in the statement of operations because the gains relate to translating from the functional currency of the subsidiary into the reporting currency of the legal parent.
      Instead, the exchange adjustment is recorded as a component of shareholders' deficit.

   (e)Canadian Goods And Services Tax Receivable

      The Canadian Goods And Services Tax is a seven percent tax charged on most goods and services rendered in Canada.  Commercial enterprises are required to charge the tax on the goods and services it sells.  This tax is then reduced for any taxes that are paid on goods and services purchased.  Because the Company is a development stage enterprise, it has not yet provided goods and services that would be subject to the tax and therefore it is entitled to a refund of taxes paid.

      The Canadian Goods And Services Tax receivable is recorded when the expenditures, which give rise to the refundable tax, are recorded in the financial statements.

   (f)Mineral Properties

      Mineral properties are recorded at cost.  In the event that one of the properties commences production, it will be depleted on a unit-of-production basis over the proven, developed reserves of the property.  To date, no properties have commenced commercial production.





                                       F- 11
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   (f)Mineral Properties (Continued)

      The carrying values of the properties are reviewed for possible impairment whenever events or changes in circumstances indicate.  Change in management is one circumstance in which the carrying values of all properties are reviewed to determine if there has been any impairment in the carrying value.

      The cost of properties that are abandoned are written off in the year the decision to make no further expenditures on the property is made.  When impairment is indicated, the carrying amounts of assets are written down to fair value, usually determined on the basis of a consulting geologist report.  In the absence of such a report, the properties are written down to a nominal value of $1.00.

   (g)Nonmonetary Transactions

      Nonmonetary transactions in which shares were issued to pay for services rendered or to repay an amount owing are valued at the billed amount for the services or the principal amount of the debt owing if bills are rendered or cash is advanced.  If specific billings are not presented, then the transactions are valued at the trading price of publicly traded shares on the date the new shares were issued.

   (h)Donated Services

      The fair value of services donated to the Company are expensed or capitalized and treated as a contribution of capital.  If the fair value of the services is considered immaterial, then no amount is recorded.

   (i)Related Party Transactions

      Related parties include current and former directors and officers and those entities that hold more than 5% of the shares.  The Company discloses all transactions, other than those in the ordinary course of business, with these related parties.

      Assets acquired from significant shareholders are recorded at the net book value to the shareholder and the difference between the purchase price and cost is treated as a
      reduction or increase in paid up capital.    In the case of the 1998 property acquisition, the
      significant shareholder reduced the price and amount of the promissory note to the net book value of the property.





                                       F- 12
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   (j)Income Taxes

      The Company utilizes the liability method of accounting for income taxes.  Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provision of the enacted tax laws.  The Company is a development state enterprise and accordingly has not commenced operations that would generate taxable income.
      For that reason, the Company has a valuation reserve equal to the amount of the deferred income tax assets and has no net provision for income tax recovery in its consolidated statements of operations.

   (k)Development Stage Enterprise

      The Company is a development stage enterprise that presents its financial statements in conformity with the generally accepted accounting principles that apply to established operating enterprises.  As such, the Company charges all exploration, marketing and administrative expenses to operations in the year they occur.  The Company capitalizes only those costs that it expects to recover through future operations and those costs are subject to a regular review for possible impairment.

      As a development state enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statement of operations and cash flows from inception of the designated acquirer, Dakota Mining & Exploration, Ltd.
      and from the date of acquisition of Canadian Northern Lites, Inc., the designated subsidiary.

3. MINERAL PROPERTIES AND INVESTMENT IN JOINT VENTURE

                                                                                                         1999           1998
   Investment in joint venture (Ewer/Klinker properties)                                                   $1             $1

   Investment in mineral properties (Way I, Banjo I & II)                                                  $1             $1

   (a)Ewer/Klinker Mineral Properties

      On April 10, 1996, the Company entered into an agreement which was an Option To
      Purchase certain mineral claims, located near Vernon, British Columbia, from a Vernon mining company.  This agreement was pursuant to a Letter Of Intent between the
      Vernon mining company and the Company that was signed in January, 1996.
      The payments made to the Vernon company pursuant to the Letter Of Intent in January,
      1996 are reflected as an asset in the 1996 financial statements.  The Company paid
      $64,000 prior to the agreement and $411,000 pursuant to the agreement.
      These funds were advanced to the Company by individuals, who were directors and shareholders at the time. These advances were eventually repaid by issuing



                                       F- 13
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


3. MINERAL PROPERTIES AND INVESTMENT IN JOINT VENTURE (Continued)

   (a)Ewer/Klinker Mineral Properties (Continued)

      4,000,000 shares having a total par value of $4,000 and additional share capital of $596,822 as noted in the consolidated statement of shareholders' deficit.

      This option agreement originally gave the Company an option to acquire a 100%
      interest in the property but that option expired unexercised on January 15, 1998 and a joint venture was then created.  The Company received a 20% joint venture interest in the mineral claims and the Vernon mining company had the remaining 80% interest.

      In 1997, the mineral property was written down to its estimated net realizable value of $60,464 based on the "worst case" estimate determined by a consultant geologist.
      This write down was initiated by the new management after the review of the geologist's report and after protracted negotiations with the joint venture partner to attempt to settle the unresolved legal matters.

      In 1997, the Joint Venture Partner filed a statement of claim in the Supreme Court of
      British Columbia alleging that an amount of $29,847 (Cdn$46,860) was due for work done, goods supplied and accounts incurred and that claim was disputed by the Company.

      In 1998, the mineral property became an investment in a joint venture and was written down to a value of $1.00 because of continued protracted negotiations with the joint venture partner meant the Company had no access to information to make an updated valuation of the property based on discounted cash flows and had no information to assess the 80% joint venture partner's ability to fund the mining operations.

      Subsequent to December 31, 1999, the Company reached a formal agreement with the former Joint Venture Party to return its 20% interest in the joint venture in exchange for the Joint Venture Party returning 2,080,000 shares of the Company back to the
      Company and releasing the Company from any claim arising from the Option agreement or the British Columbia Supreme Court Action.  The Consent Dismissal Order has now
      been filed and the shares have now been returned.

   (b)Way1, Banjo I & II Mineral Properties

      The Company purchased mineral properties from a company controlled by a significant shareholder, who is also a director, for a price of $50,000 ($78,500 Cdn)
      and the purchase was paid with a promissory note as disclosed in Notes 4(f) and 7.
      There is no independent appraisal supporting the value of the property, nor was any other detailed analysis done to determine the value.  Instead, the directors arbitrarily set the value after considering the consulting geologist's report on neighbouring properties referred to in Note 3(a) and the possible strategic role of this assembly of properties in a larger development.

      Because this asset was purchased from a significant shareholder, the asset was recorded at the shareholder's net book value of $24,841 and the difference of





                                       F- 14
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


3. MINERAL PROPERTIES (Continued)

   (b)Way1, Banjo I & II Mineral Properties (Continued)

      $25,159 has been treated as a reduction of the note payable with the approval of the significant shareholder.

      In 1998 the property was written down to $1.00 to recognize the company's inability to prepare an updated valuation on the property owned in the joint venture which is adjacent to this property.  This property  was purchased as a possible strategic role as part of a larger development incorporating the joint venture property.

4. RELATED PARTIES

   (a)Loan From Shareholder

      This amount due to a shareholder bears interest at 18% per annum and was due July 1,
      1998.  In the event the loan is paid in full on or before July 1, 1998, the interest rate is reduced to 10% per annum from the date of advancement of the funds to the date of payment.  Because this loan was still outstanding at December 31, 1999, interest has been accrued at 18% per annum.

   (b)Advances From Shareholders

      The amount due to the shareholders is unsecured, non-interest bearing and has no specific terms of repayment.  Some of these amounts are reflected as a long term liability because the shareholders, who advanced the balances, have agreed that they will not request a cash payment of any of the balances outstanding nor settle any advances in exchange for the issuance of shares for at least one year from the balance sheet date.

   (c)Management Fees

      Management fees of $39,723 in fiscal 1997 and $36,670 in fiscal 1996 were charged to the Company by a former director.  Commencing in fiscal 1998, management fees of $2,000 per month, for a total of $24,000 (1998 - $18,200), are charged by companies controlled by the president of the Company.  Since that time, these companies have been funding the administrative expenses of the Company and its parent.  Accounts payable as at December 31, 1999 includes $30,651
      (1998 $14,065) payable to these related parties.


   (d)Accounting Services

      Accounting services were provided by a former director and shareholder of the
      Company.  No fees were paid for these services.  There is a $2,000 charge to





                                       F- 15
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


4. RELATED PARTIES (Continued)

   (d)Accounting Services (Continued)

      operations for the fair market value of these services offset by a contribution to capital of the same amount.

   (e)Other Expenses

      Most other marketing and administrative expenses were reimbursements to former directors and officers for expenses incurred in their efforts to develop the Company's business.

   (f)Purchase Of Mineral Properties From A Shareholder Who Is Also A Director

      The Company committed to purchase mineral properties from a company controlled by a significant shareholder, who is also a director, for a price of $50,000 and the purchase was paid for by issuing a $50,000 promissory note. See Notes 3(b) and 7.
      The property was recorded at the $24,841 cost to the significant shareholder and the principal of the note payable was reduced by the significant shareholder from $50,000 to $24,841.

5. INCOME TAX

   (a)Income Tax Provision

      The Company is in the development stage and has not yet earned any revenue or income.
      No provision for additional income tax recovery is recorded by the Company due to its history of losses indicating that, more likely than not, none of the deferred income tax assets will be realized.

   (b)Effective Income Tax Rate

      Because the Company has not yet earned any revenue or income, it has an effective tax rate of zero per cent.  The rate used to estimate the deferred income tax assets in Note 5(d)
      below is 45.6%, the combined Canadian federal and British Columbia provincial tax rate.

   (c)Losses Available For Deduction  Against Future Taxable Incomes

      In addition to the Canadian development expense referred to in Note 5(d) below, the
      Company has losses available for deduction against future Canadian taxable incomes until the years indicated as follows:





                                       F- 16
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


5. INCOME TAX (Continued)

   (c)Losses Available For Deduction  Against Future Taxable Incomes (Continued)

             Expiry years:                                                 2003        $93,412
                                                                           2004        387,749
                                                                           2005         97,217
                                                                           2006         28,591
                                                                           2007         54,464
                                                                                      $661,433

   (d)Deferred Income Tax Assets

                                                                                                         1999           1998
      Canadian development expense, the cost of any rights
      to prospect, explore, drill or mine for mineral available for deduction against future income, in excess of the
      carrying value of the mineral properties                                                       $211,100       $211,100
      Net operating loss carryforwards                                                                296,100        276,800
      Net deferred income tax assets                                                                  507,200        487,900
      Valuation allowances to recognize the Company's history of
         losses and absence of any profits to date                                                   (507,200)      (487,900)
      Net deferred income tax assets                                                                       $0             $0

6. SHARE CAPITAL

   (a)Net Earnings (Loss) Per Share

                                                                                                         1999           1998

      Net earnings (loss)                                                                            ($58,216)     ($118,524)
      Common shares issued
         Average outstanding shares                                                                17,211,000     17,211,000
      Net earnings (loss) per share                                                                     $0.00         ($0.01)

      There are no outstanding options so fully diluted net earnings (loss) per share are not provided.



                                       F- 17
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


6. SHARE CAPITAL (Continued)

   (b)Cancellation Of Shares - Subsequent Event

      Subsequent to the year end, the Company received 2,080,000 previously issued shares from the former joint venture partner as part of a settlement of a dispute referred to in Note 3(a).  The Company cancelled the shares and wrote off the reduction in par value against the remaining $1 net book value of the investment in joint venture and the balance against additional paid up capital.
      The impact of the transaction on the financial statements is as follows:

                                                                                                                     Balance
                                                                                       Balance                         After
                                                                                      December     Subsequent     Subsequent
                                                                                      31, 1999          Event          Event
      Impact On Balance Sheet
         Investment in joint venture                                                        $1            ($1)            $0
         Share Capital
               Par value                                                               $17,211        ($2,080)       $15,131
               Additional paid up capital                                              978,231          2,079        980,310
                                                                                      $995,442            ($1)      $995,441

7. PROMISSORY NOTE

   To purchase the mineral properties discussed in Note 3(b), the Company issued a $50,000 promissory note, due on demand, to a company that is a major shareholder of Canadian
   Northern Lites, Inc. and whose controlling shareholder is the president and a director of Canadian Northern Lites, Inc.  This note requires interest at 8% per annum.  The holder of the note reduced the principal to $24,841, as explained in Note 3(b), and has committed to not request a payment of principal for at least one year from the balance sheet date.

8. FINANCIAL INSTRUMENTS

   (a)Fair Value

      The Company's financial instruments consist of cash, accounts payable, loan from shareholder, promissory note payable and advances from shareholders.  Unless otherwise stated, the fair values of these financial instruments, except for the advances from shareholders, approximate their carrying values.  No interest is charged or paid on the advances from shareholders and they are not expected to be paid soon, so the fair values are less than their carrying values.

      No estimate was made of the fair value of the advances from shareholders because the expected maturity of the instruments is unknown.  While the shareholders who made the advances have committed not to request payment for at least a year, the
      Company is a development stage enterprise without any current means of repaying
      the amounts owing.   As indicated in Note 1, there is a great deal of uncertainty as to when, or if, the Company will have the means to pay the amounts owing.  A further



                                       F- 18
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


8. FINANCIAL INSTRUMENTS (Continued)

   (a)Fair Value (Continued)

      degree of uncertainty is created if the Company and the shareholders agree to settle the debt by issuing more shares because the future market value of those shares is unknown.

   (b)Foreign Currency Risk

      The Company has cash, goods and services tax receivable and accounts payable from purchases in Canada.  As a result, the Company is exposed to foreign exchange rate
      fluctuations.   The exposure to foreign currency is mitigated by the fact that the cash and goods and services tax receivable partially offset the accounts payable balance.

      The following are the balances at December 31, 1999:

                                                                                     Canadian$    Translation            US$
      Cash                                                                              $3,011          ($928)        $2,083
      Goods and services tax receivable                                                  2,169           (669)         1,500
      Accounts payable                                                                  83,199        (25,647)        57,552

   (c)Interest Rate Risk

      As the interest rates are fixed on the loan from shareholder and the promissory note payable, the Company is not exposed to interest rate risk.



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------

Not Applicable


                                     PART III


ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
--------------------------------------------------------------------

The following table lists as of March 15, 2000 the names of the Directors of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders'
Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. All Directors are residents and citizens of Canada.


                                    Directors

                                                             Date
                                                            First
                                                          Elected
Name                                    Age          or Appointed
------------------                      ---          ------------
Terry G. Cook (1)<F1>                    50             May  1998
Larry Low                                36             May  1998
Cam Dalgliesh (1)<F1>                    54             May  1998

<F1>
(1)  Member of Audit Committee.

The following table lists, as of March 15, 2000, the names of the Executive
Officers of the Company. The Executive Officers serve at the pleasure of the Board of Directors. All Executive Officers are residents/citizens of the Canada.


                               Executive Officers

Name               Position      Date of Board Approval
---------------    ----------    ----------------------
Terry G. Cook      President            May  1998
Cam Dalgliesh      Secretary            May  1998


BUSINESS EXPERIENCE

Terry G. Cook. Mr. Cook is President and a Director of the Company. He has been employed by the Company since May 1998. His responsibilities include coordinating strategy and planning. Mr. Cook is a graduate of Harvard
Business School where he received an MBA in 1974. Since 1978 he has been the President and a Director of Westridge Capital Inc., a management and investment company located in Vancouver, British Columbia. Mr. Cook has over 20 years experience in creating and building small and medium sized businesses and real estate ventures as a result of his work with Westridge Capital Inc.


                                       42

Cam Dalgliesh. Mr. Dalgliesh is Secretary and a Director of the Company. His responsibilities include assisting Mr. Cook in general administration of the Company and planning. Mr. Dalgliesh is a graduate of the University of Alberta. He is an independent businessman with experience in several small and medium sized businesses, including Factory Direct Sports Ltd. a Canadian based direct marketing company which markets all types of sporting goods.

Larry Low. Mr. Low is a Director of the Company. His responsibilities include assisting both Mr. Cook and Mr. Dalgliesh in the planning process for the Company. Mr. Low is a graduate of the University of British Columbia. He has been employed by the CGI Group Inc. as an information technology consultant since 1997. The CGI Group Inc. is an international information technology firm based in Montreal, Quebec with an office in Vancouver, British Columbia.


INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Other than that described above, there have been no events during the last five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person including:

a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

c) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities;

d) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.


FAMILY RELATIONSHIPS

There are no family relationships between any of the officers and/or directors.


OTHER RELATIONSHIPS/ARRANGEMENTS

There are no arrangements or understandings between any two or more Directors or Executive Officers, pursuant to which he/she was selected as a Director or Executive Officer. There are no material arrangements or understandings between any two or more Directors or Executive Officers.

ITEM 10  EXECUTIVE COMPENSATION
-------------------------------

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.
During Fiscal 1999, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's Directors or Executive Officers. The Company has no stock option or other long-term compensation program.

During 1999, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 1999 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds
$60,000 per Executive Officer.

The Company has no written employment agreements.

Beginning on May 1, 1998 management fees payable to a company controlled by Terry Cook, President of the Company, have been accrued by the Company at $2000/month for management services.

Other than that disclosed above, no compensation was paid during Fiscal 1999 to any of the officers or directors of the Company to the extent that they were compensated in excess of $60,000.


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The Registrant is a publicly-owned corporation, the shares of which are owned by United States and Canadian residents. The Registrant is not controlled directly or indirectly by another corporation or any foreign government.

The following table lists as of March 15, 2000 all persons/companies the Registrant is aware of as being the beneficial owner of more than five percent
(5%) of the common stock of the Registrant.


                                 5% Shareholders

<CAPTION
Title                              Amount and Nature Percent
  of                               of Beneficial     of
Class   Name of Beneficial Owner   Ownership         Class #<F1>
------  ------------------------   ----------------- -------
Common  Terry G. Cook (1)<F2>        1,686,000        9.79%
Common  William E. Gould             1,480,000        8.59%
Common  Myron Kinach                 1,475,000        8.57%
Common  William Lumley               1,440,000        8.36%

  TOTAL                              6,081,000       35.33%

<F1>
#  Based on 17,211,000 shares outstanding as of March 15, 2000.
<F2>
1.       1,500,000 of these shares are restricted pursuant to Rule 144

                                       44

The following table lists as of March 15, 2000 all Directors and Executive
Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive
Officers as a group.


                Shareholdings of Directors and Executive Officers

Title                                 Amount and Nature Percent
  of                                      of Beneficial      of
Class   Name of Beneficial Owner              Ownership Class #<F1>
------ ----------------------------------- ------------ -------
Common Terry G. Cook, President & Director    1,686,000   9.79%
Common Larry Low, Director                            0    0.0%
Common Cam Dalgliesh, Secretary & Director            0    0.0%

        Total                                 1,686,000  9.79%(1)

<F1>
#  Based on 17,211,000 shares outstanding as of March 15, 2000.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Current management is unaware of any transactions since May 1998, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more that 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest other than those described below. Management believes that all transactions with affiliated parties have been on terms at least as favorable to the Company as the Company could have obtained from unaffiliated parties.

On May 5, 1998, the Company purchased the Way 1, Banjo 1 and Banjo 2 claims from
456786 B.C. Ltd. a company controlled by the President of Canadian Northern
Lites, Inc., Terry G. Cook.


ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1999.


SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


CANADIAN NORTHERN LITES, INC.


By: /s/ Terry G. Cook
_______________________________
Name:  Terry G. Cook
Title: President
March 31, 2000


                                       45

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature Title Date


By: /s/ Terry G. Cook
_______________________________
Name:  Terry G. Cook
Title: President
March 31, 2000



/s/ Cam Dalgliesh
_______________________________
Cam Dalgliesh
Director and Secretary
March 31, 2000



/s/ Larry Low
_______________________________
Larry Low
Director
March 31, 2000