Form 10QSB
period 2000-03-31
CANADIAN NORTHERN LITES INC
filed 2000-05-15
CIK 1039726

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from _______________ TO _______________.


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

      As of March 31, 2000, 15,131,000 shares of Common Stock, $.001 par value, of Canadian Northern Lites Inc. were issued and outstanding.

================================================================================

                                TABLE OF CONTENTS


PART I

     ITEM 1  FINANCIAL STATEMENTS
     ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II

     ITEM 1  LEGAL PROCEEDINGS
     ITEM 5  OTHER INFORMATION
     ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                       F- 1
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000

                                                                                               MARCH 31, 2000
ASSETS
CURRENT
   Cash                                                                                                $2,060
   Canadian goods and services tax  receivable                                                          1,595
         Total current assets                                                                           3,655
INVESTMENT IN JOINT VENTURE                                                                                 0
MINERAL PROPERTIES                                                                                          1
         Total assets                                                                                  $3,656
LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT
   Accounts payable                                                                                   $63,255
   Loan from shareholder                                                                               14,016
         Total current liabilities                                                                     77,271
PROMISSORY NOTE PAYABLE                                                                                24,841
ADVANCES FROM SHAREHOLDERS                                                                            152,316
         Total liabilities                                                                            254,428
SHAREHOLDERS' DEFICIT
   Share capital
      Authorized
         100,000,000 shares with a par value of $.001
      Issued and outstanding
           15,131,000 shares
      Par value                                                                                        15,131
      Additional paid up capital                                                                      980,310
   Deferred foreign currency translation gain (loss)                                                   (3,915)
   Deficit accumulated during the development stage                                                (1,242,299)
         Total shareholders' deficit                                                                 (250,772)
         Total liabilities and shareholders' deficit                                                   $3,656


(See accompanying notes)

                                       F- 2
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2000
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH MARCH 31, 2000

                                                                                    Cumulative     For The Three
                                                                                   Total Since     Months Ending
                                                                                     Inception     March 31, 2000
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
   Exploration and development                                                         $19,885             $0
   Write off of investment in joint venture                                             60,463              0
   Write off of development and property costs                                         442,529              0
      Total exploration and development expenses                                       522,877              0
MARKETING EXPENSES
   Advertising                                                                           2,637              0
   Courier and postage                                                                   7,383              0
   Meetings                                                                              1,357              0
   Printing                                                                             19,056              0
   Promotion and entertainment                                                          16,454              0
   Services                                                                             58,525              0
   Telephone and fax                                                                    22,438              0
   Travel                                                                               41,305              0
      Total marketing expenses                                                         169,155              0
ADMINISTRATIVE EXPENSES
   Accounting and audit fees                                                            27,826           (179)
   Automobile                                                                            2,689              0
   Bank charges and interest (recovery)                                                  2,143             17
   Computer servicing                                                                    9,830              0
   Incorporation expenses written off                                                    6,794              0
   Insurance                                                                               836              0
   Interest on long term debt                                                           10,435            606
   Legal                                                                               141,679          1,507
   Management and consulting fees                                                      153,034          4,128
   Meals and entertainment                                                                  28              0
   Office supplies and service                                                          64,801              0
   Rent                                                                                  9,021              0
   SEC filing fees                                                                      10,981              0
   Telephone and fax                                                                     7,036              0
   Transfer agent fees                                                                   1,490            151
   Travel                                                                               33,990              0
   U.S. financial services                                                              28,339              0
   Wages and benefits                                                                   25,930              0
      Total administrative expenses                                                    536,882          6,230
LOSS BEFORE OTHER INCOME (LOSS)                                                     (1,228,914)        (6,230)
OTHER INCOME (LOSS)
   Interest income                                                                         798              0
   Gain (loss) on disposal of capital assets                                           (11,923)             0
   Gain (loss) on cash settlements of accounts payable                                  (2,259)             0
INCOME (LOSS) BEFORE INCOME TAX PROVISION                                           (1,242,299)        (6,230)
INCOME TAX PROVISION                                                                         0              0
NET INCOME (LOSS)                                                                  ($1,242,299)       ($6,230)


(See accompanying notes)

                                       F- 3
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH MARCH 31, 2000

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


(See accompanying notes)

                                       F- 4
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH MARCH 31, 2000

                                                                                                                     Deficit
                                                                                                                 Accumulated
                                                                      Common Stock                 Additional     During The
                                                         Per                                          Paid-up    Development
                                                       Share             Shares      Par Value        Capital          Stage

Balance at December 31, 1996                                         14,424,000        $14,424       $778,206      ($538,170)
Issuance of common stock for services to
   former legal counsel valued at the billed
   value for the services rendered                     $0.17            570,000            570         98,911
Fair value of donated accounting services
   provided by a former director                                                                        2,000
Net loss, year ended December 31, 1997                                                                              (521,159)
Balance at December 31, 1997                                         14,994,000         14,994        879,117     (1,059,329)
Issuance of common stock to former directors
   to repay amounts advanced by them to the
   Company and the shares are valued at the
   value of the amount owing to them                    0.12            667,000            667         82,672
Issuance of common stock to an arm's
   length supplier to repay the amount owing
   and shares valued at the fair value of
   the shares issued                                    0.06             50,000             50          2,942
Issuance of common stock to a company
   controlled by a current director to repay an
   amount owing and valued at the market
   value of the shares issued                           0.01          1,500,000          1,500         13,500
Net loss, year ended December 31, 1998                                                                              (118,524)
Balance at December 31, 1998                                         17,211,000         17,211         978,231    (1,177,853)
Net loss, year ended December 31, 1999                                                                               (58,216)
Balance at December 31, 1999                                         17,211,000         17,211         978,231    (1,236,069)
Cancellation of shares in consideration for
   the release by the Company of its 20%
   joint venture interest                               0.001        (2,080,000)        (2,080)         2,079
Net loss, quarter ended March 31, 2000                                                                                (6,230)
Balance, March 31, 2000                                              15,131,000        $15,131       $980,310    ($1,242,299)


(See accompanying notes)

                                       F- 5
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH MARCH 31, 2000

                                                                                    Cumulative     For The Three
                                                                                   Total Since     Months Ending
                                                                                     Inception     March 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                               ($1,242,299)       ($6,230)
   Items not involving an outlay of cash
      Non-cash accounting services of a former director                                  2,000
      Loss (gain) on disposal of capital assets                                         11,923              0
      Write off of incorporation costs                                                     794              0
      Write down of investment in joint venture                                         60,463              0
      Write down of development and property costs                                     442,529              0
      Loss (gain) on cash settlements of accounts payable                                2,260              0
   Change in working capital items
      Canadian goods and services tax receivable                                        (1,595)           (95)
      Accounts payable increase before part of the
         balance was settled by issuing shares                                         187,696          5,703
      Net cash (used in) received from operating activities                           (536,228)          (621)
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                              151,502              0
   Stock issued on exercise of stock options                                               500              0
   Loan from shareholder                                                                14,016              0
   Advances from shareholders before part of the
      balance was settled by issuing shares                                            867,055            598
      Net cash from financing activities                                             1,033,073            598
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of capital assets                                                          (11,949)             0
   Proceeds from disposal of capital assets                                                 26              0
   Incorporation costs                                                                    (794)             0
   Mineral property payments                                                          (478,153)             0
      Net cash (used in) received from investing activities                           (490,870)             0
NET INCREASE (DECREASE) IN CASH
   (BANK INDEBTEDNESS)                                                                   5,975            (23)
CASH (BANK INDEBTEDNESS) AT
   BEGINNING OF YEAR                                                                         0          2,083
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)                                                (3,915)             0
CASH (BANK INDEBTEDNESS) AT
   END OF YEAR                                                                          $2,060         $2,060


(See accompanying notes)

                                       F- 6
CONDENSED NOTES TO FINANCIAL STATEMENTS


1. BASIS OF FINANCIAL STATEMENT PRESENTATION

   The financial statements have been prepared by CANADIAN NORTHERN LITES INC. without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the information presented is not misleading. These condensed financial statements should be read in conjuction with the financial statements and the accompanying notes included in the Company's Form 10KSB for the fiscal year ended December 31, 1999. The results of operations for the period ended
   March 31, 2000 are not necessarily indicative of operating results for the fiscal year.

2. CONTINGENT LIABILITY

   On March 26,1997, the Joint-Venture Partner on the Ewer-Klinker property filed a statement of claim in the Supreme Court of British Columbia alleging that an amount of $29,847 USD was due for work done, goods supplied and accounts incurred. The Company has returned goods costing $12,499 USD thereby effectively reducing the Joint-Venture Partner's claim to $17,348 USD.

   On March 27,2000 the Company reached a formal agreement with the former Joint Venture Party for the former Joint Venture Party to return its 20% interest in the joint venture in exchange for the Joint Venture Party returning 2,080,000 shares of the Company back to the Company for cancellation and releasing the Company from any claim arising from the Option Agreement or the British Columbia Supreme Court Action.The Consent Dismissal Order has now been filed and the shares have now been returned to the Company. The financial statements for the period ending March 31, 2000 fully reflect the impact of this legal settlement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

The Company has minimal cash and has not yet developed any producing mines.
The Company has no history of earnings, and due to the nature of its business, there can be no assurance that the Company will be profitable. Since the Company has been a development stage company since inception and has not generated revenues, the Company operates with minimal overhead.
The Company will need to raise additional funds , either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.

The Company's primary activity for the 3 months ended 03/31/00 has been to seek, investigate and, if such investigation warrants, acquire controlling interest in business opportunities presented to it by persons or firms involved in any appropriate business who wish to seek the advantages of being acquired by the Company.

In view of the Company's very limited capital, Company management will continue to seek out potential joint-venture partners with the capital and expertise to pursue further exploration in the Company's core area.
At present management is not aware of any joint-venture proposals offered to the Company, to further exploration.

The Company has not conducted any product research and development and currently has no plans to conduct any product research and development.

Management is not aware of any expected purchase or sale of any plant or of any significant equipment. Management is not aware of any expected significant changes in the number of employees.



RESULTS OF OPERATION

The Company had no revenue for the 3 months ended 03/31/00.

The Company recorded a net loss of ($6,230) for the 3 months ended 03/31/00.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at 03/31/2000 was $ 2,060.

The Company recorded a net loss for the 3 months ended 03/31/00 of ($6,230).

At 03/31/00,the Company had a negative working capital position of ($73,616).

During the 3 months ended 03/31/00 the Company incurred a total of $6,230 in administrative expenses.



CONTINGENT LIABILITY

On March 26,1997, the Joint-Venture Partner on the Ewer-Klinker property filed a statement of claim in the Supreme Court of British Columbia alleging that an amount of $29,847 USD was due for work done, goods supplied and accounts incurred. The Company has returned goods costing $12,499 USD thereby effectively reducing the Joint-Venture Partner's claim to $17,348 USD.

On March 27,2000 the Company reached a formal agreement with the former Joint Venture Party for the former Joint Venture Party to return its 20% interest in the joint venture in exchange for the Joint Venture Party returning 2,080,000 shares of the Company back to the Company for cancellation and releasing the Company from any claim arising from the Option Agreement or the British Columbia Supreme Court Action.The Consent Dismissal Order has now been filed and the shares have now been returned to the Company.

FORWARD-LOOKING STATEMENTS

>From time-to-time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission or other regulatory agencies. Words or phrases "will likely result", "are expected to", "will continue", " is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Reform Act does not apply to initial registration statements, including this filing by the Company. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

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

DESCRIPTION OF PROPERTY

Property Status
---------------

The Banjo 1 & 2 claims consist of the following mineral claims, located within the Vernon Mining District:

Claim Name        Tenure Number             Units    Record Date

Banjo 1           366334                    20                10/17/98
Banjo 2           366335                    20                10/18/98


DESCRIPTION OF SECURITIES

The authorized capital of the Registrant is 100,000,000 shares of common stock with $0.001 par value of which 17,211,000 shares of common stock were issued and outstanding at December 31, 1999, the end of the most recent fiscal year. At the end of the quarter ending 03/31/00 , there were 15,131,000 shares outstanding reflecting the cancellation of 2,080,000 shares as per Item 2, section entitled Contingent Liability, above.

Debt Securities to be Registered. Not applicable.
--------------------------------
American Depository Receipts.  Not applicable.
----------------------------
Other Securities to be Registered.  Not applicable.
---------------------------------

                                     PART II

ITEM 1  LEGAL PROCEEDINGS
--------------------------

Other than as discussed above, the Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

ITEM 5  OTHER INFORMATION
-------------------------

   None


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits

     27   Financial Data Schedule


(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended March 31, 2000.

SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CANADIAN NORTHERN LITES, INC.


                                            By: /s/ Terry G. Cook
                                            _______________________________
                                            Name:  Terry G. Cook
                                            Title: President
                                            May 12, 2000