Form 10QSB
period 2000-06-30
CANADIAN NORTHERN LITES INC
filed 2000-08-15
CIK 1039726

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from _______________ TO _______________.


                        Commission File Number 000-30644

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

      As of June 30, 2000, 15,131,000 shares of Common Stock, $.001 par value, of Canadian Northern Lites Inc. were issued and outstanding.

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

                                       F- 1
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000

                                                                   JUNE 30, 2000     DECEMBER 31, 1999
                                                                     (Unaudited)           (Unaudited)
ASSETS
CURRENT
   Cash                                                                   $1,172                $2,083
   Canadian goods and services tax  receivable                               133                  1500
         Total current assets                                              1,305                  3583

INVESTMENT IN JOINT VENTURE                                                    0                     1
MINERAL PROPERTIES                                                             1                     1
         Total assets                                                     $1,306                $3,585

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT
   Accounts payable                                                      $67,314               $57,552
   Loan from shareholder                                                  14,016                14,016
         Total current liabilities                                        81,330                71,568
PROMISSORY NOTE PAYABLE                                                   24,841                24,841
ADVANCES FROM SHAREHOLDERS                                               153,141               151,718
         Total liabilities                                               259,312               248,127

SHAREHOLDERS' DEFICIT
   Share capital
      Authorized
         200,000,000 shares with a par value of $.001
      Issued and outstanding
           15,131,000 shares
      Par value                                                           15,131                17,211
      Additional paid up capital                                         980,310               978,231
   Deferred foreign currency translation gain (loss)                      (3,915)               (3,915)
   Deficit accumulated during the development stage                   (1,249,532)           (1,236,069)
         Total shareholders' deficit                                    (258,006)             (244,542)
         Total liabilities and shareholders' deficit                      $1,306                $3,585


(See accompanying notes)

                                       F- 2
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTER AND SIX-MONTH PERIOD ENDED JUNE 30, 2000
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH JUNE 30, 2000

                                                        Cumulative   For The Three   For The Three     For the Six     For the Six
                                                       Total Since    Months Ended    Months Ended    Months Ended    Months Ended
                                                         Inception   June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
   Exploration and development                             $19,885              $0              $0              $0              $0
   Write off of investment in joint venture                 60,463               0               0               0               0
   Write off of development and property costs             442,529               0               0               0               0
      Total exploration and development expenses           522,877               0               0               0               0
MARKETING EXPENSES
   Advertising                                               2,637               0               0               0               0
   Courier and postage                                       7,383               0               0               0               0
   Meetings                                                  1,357               0               0               0               0
   Printing                                                 19,056               0               0               0               0
   Promotion and entertainment                              16,454               0               0               0               0
   Services                                                 58,525               0               0               0               0
   Telephone and fax                                        22,438               0               0               0               0
   Travel                                                   41,305               0               0               0               0
      Total marketing expenses                             169,155               0               0               0               0
ADMINISTRATIVE EXPENSES
   Accounting and audit fees                                26,249          (1,578)              0          (1,757)              0
   Automobile                                                2,689               0               0               0               0
   Bank charges and interest (recovery)                      2,161              18             189              35             189
   Computer servicing                                        9,830               0               0               0               0
   Incorporation expenses written off                        6,794               0               0               0               0
   Insurance                                                   836               0               0               0               0
   Interest on long term debt                               11,340             905           3,444           1,511           3,444
   Legal                                                   142,683           1,004           3,914           2,511           3,914
   Management and consulting fees                          159,132           6,098          10,000          10,226          10,000
   Meals and entertainment                                      28               0               0               0               0
   Office supplies and service                              65,137             336              23             336              23
   Rent                                                      9,021               0               0               0               0
   SEC filing fees                                          10,981               0               0               0               0
   Telephone and fax                                         7,036               0               0               0               0
   Transfer agent fees                                       1,940             450               0             601               0
   Travel                                                   33,990               0               0               0               0
   U.S. financial services                                  28,339               0               0               0               0
   Wages and benefits                                       25,930               0               0               0               0
      Total administrative expenses                        544,116           7,233          17,570          13,463          17,570
LOSS BEFORE OTHER INCOME (LOSS)                         (1,236,148)         (7,233)        (17,570)        (13,463)        (17,570)
OTHER INCOME (LOSS)                                                                                                              0
   Interest income                                             798               0             199               0             199
   Gain (loss) on disposal of capital assets               (11,923)              0               0               0               0
   Gain (loss) on cash settlements of accounts payable      (2,259)              0               0               0               0
INCOME (LOSS) BEFORE INCOME TAX PROVISION               (1,249,532)         (7,233)        (17,371)        (13,463)        (17,371)
INCOME TAX PROVISION                                             0               0               0               0               0
NET INCOME (LOSS)                                      ($1,249,532)        ($7,233)       ($17,371)       ($13,463)       ($17,371)


(See accompanying notes)

                                       F- 3
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH JUNE 30, 2000
(UNAUDITED)
                                                                                                                     Deficit
                                                                                                                 Accumulated
                                                                      Common Stock                 Additional     During The
                                                         Per                                          Paid-up    Development
                                                       Share             Shares      Par Value        Capital          Stage
Issuance of stock to officers, directors and
   other individuals, for an amount equal to
   part of the organization costs,
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


(See accompanying notes)

                                       F- 4
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH JUNE 30, 2000
(UNAUDITED)
                                                                                                                     Deficit
                                                                                                                 Accumulated
                                                                      Common Stock                 Additional     During The
                                                         Per                                          Paid-up    Development
                                                       Share             Shares      Par Value        Capital          Stage

Balance at December 31, 1996                                         14,424,000        $14,424       $778,206      ($538,170)
Issuance of common stock for services to
   former legal counsel valued at the billed
   value for the services rendered                     $0.17            570,000            570         98,911
Fair value of donated accounting services
   provided by a former director                                                                        2,000
Net loss, year ended December 31, 1997                                                                              (521,159)
Balance at December 31, 1997                                         14,994,000         14,994        879,117     (1,059,329)
Issuance of common stock to former directors
   to repay amounts advanced by them to the
   Company and the shares are valued at the
   value of the amount owing to them                    0.12            667,000            667         82,672
Issuance of common stock to an arm's
   length supplier to repay the amount owing
   and shares valued at the fair value of
   the shares issued                                    0.06             50,000             50          2,942
Issuance of common stock to a company
   controlled by a current director to repay an
   amount owing and valued at the market
   value of the shares issued                           0.01          1,500,000          1,500         13,500
Net loss, year ended December 31, 1998                                                                              (118,524)
Balance at December 31, 1998                                         17,211,000         17,211         978,231    (1,177,853)
Net loss, year ended December 31, 1999                                                                               (58,216)
Balance at December 31, 1999                                         17,211,000         17,211         978,231    (1,236,069)
Cancellation of shares in consideration for
   the release by the Company of its 20%
   joint venture interest                               0.001        (2,080,000)        (2,080)         2,079
Net loss, six-months ended June 30, 2000                                                                             (13,463)
Balance, June 30, 2000                                               15,131,000        $15,131       $980,310    ($1,249,532)


(See accompanying notes)

                                       F- 5
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH JUNE 30, 2000

                                                                          Cumulative       For The Six       For the Six
                                                                         Total Since     Months Ending     Months Ending
                                                                           Inception     June 30, 2000     June 30, 1999
                                                                         (Unaudited)       (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                     ($1,249,532)         ($13,463)         ($17,371)
   Items not involving an outlay of cash
      Non-cash accounting services of a former director                        2,000                 0                 0
      Loss (gain) on disposal of capital assets                               11,923                 0                 0
      Write off of incorporation costs                                           794                 0                 0
      Write down of investment in joint venture                               60,463                 0                 0
      Write down of development and property costs                           442,529                 0                 0
      Loss (gain) on cash settlements of accounts payable                      2,260                 0                 0
   Change in working capital items
      Canadian goods and services tax receivable                                (133)            1,367            (1,323)
      Accounts payable increase before part of the
         balance was settled by issuing shares                               191,755             9,762             9,519
      Net cash (used in) received from operating activities                 (537,941)           (2,334)           (9,175)
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                    151,502                 0                 0
   Stock issued on exercise of stock options                                     500                 0                 0
   Loan from shareholder                                                      14,016                 0                 0
   Advances from shareholders before part of the
      balance was settled by issuing shares                                  867,880             1,423             3,444
      Net cash from financing activities                                   1,033,898             1,423             3,444
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of capital assets                                                (11,949)                0                 0
   Proceeds from disposal of capital assets                                       26                 0                 0
   Incorporation costs                                                          (794)                0                 0
   Mineral property payments                                                (478,153)                0                 0
      Net cash (used in) received from investing activities                 (490,870)                0                 0
NET INCREASE (DECREASE) IN CASH
   (BANK INDEBTEDNESS)                                                         5,087              (911)           (5,868)
CASH (BANK INDEBTEDNESS) AT
   BEGINNING OF YEAR                                                               0             2,083            21,029
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)                                      (3,915)                0                 0
CASH (BANK INDEBTEDNESS) AT
   END OF PERIOD                                                              $1,172            $1,172           $15,161


(See accompanying notes)

                                       F- 6
CANADIAN NORTHERN LITES, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000


1. BASIS OF FINANCIAL STATEMENT PRESENTATION

   The financial statements have been prepared by CANADIAN NORTHERN LITES INC. without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements include normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the information presented is not misleading. These condensed financial statements should be read in conjuction with the financial statements and the accompanying notes included in the Company's Form 10KSB for the fiscal year ended December 31, 1999. The results of operations for the period ended
   June 30, 2000 are not necessarily indicative of operating results for the fiscal year.

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

   On March 27,2000 the Company reached a formal agreement with the former
   Joint Venture Party for the Company to return its 20% interest in the joint venture in exchange for the Joint Venture Party returning 2,080,000 shares of the Company back to the Company for cancellation and releasing the Company from any claim arising from the Option Agreement or the British Columbia Supreme Court Action.The Consent Dismissal Order has now been filed and the shares have now been returned to the Company. The financial statements for the period ending June 30, 2000 fully reflect the impact of this legal settlement.

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

The Company's primary activity for the quarter and six-month period ended
June 30, 2000 has been to seek, investigate and, if such investigation warrants, acquire controlling interest in business opportunities presented to it by persons or firms involved in any appropriate business who wish to seek the advantages of being acquired by the Company.

In view of the Company's very limited capital, Company management will continue to seek out potential joint-venture partners with the capital and expertise to pursue further exploration in the Company's core area. At present management is not aware of any joint-venture proposals offered to the Company, to further exploration.

On May 2, 2000 at the Annual Meeting of Shareholders, shareholders approved the Board of Directors proposal to change the Company's state of incorporation to the State of Nevada. In addition shareholders approved the Board's proposal to increase the Company's authorized common stock from 100 million $0.001 par value shares to 200 million $0.001 par value shares, and to recapitalize the common stock of the company. Details of the above corporate actions can be found in the Company's Proxy Statement, filed at the Securities and Exchange Commission on April 4, 2000.

The Company has not conducted any product research and development and currently has no plans to conduct any product research and development.

Management is not aware of any expected purchase or sale of any plant or of any significant equipment. Management is not aware of any expected significant changes in the number of employees.



RESULTS OF OPERATION

The Company had no revenue for the quarter and six-month period ended June 30, 2000.

The Company recorded a net loss of ($7,233) for the quarter and ($13,463) for the six-month period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at 06/30/2000 was $1,172, compared to $15,161 at June 30, 1999.

The Company recorded a net loss of ($7,233) for the 3 months and ($13,463) for the six months ended June 30, 2000.

At 06/30/00, the Company had a negative working capital position of ($80,025), compared to ($26,575) at June 30, 1999.

The Company incurred administrative expenses of $7,233 for the quarter and $13,463 for the six-month period ended June 30, 2000.



CONTINGENT LIABILITY

On March 26,1997, the Joint-Venture Partner on the Ewer-Klinker property filed a statement of claim in the Supreme Court of British Columbia alleging that an amount of $29,847 USD was due for work done, goods supplied and accounts incurred. The Company has returned goods costing $12,499 USD thereby effectively reducing the Joint-Venture Partner's claim to $17,348 USD.

On March 27,2000 the Company reached a formal agreement with the former Joint Venture Party for the Company to return its 20% interest in the joint venture in exchange for the Joint Venture Party returning 2,080,000 shares of the Company back to the Company for cancellation and releasing the Company from any claim arising from the Option Agreement or the British Columbia Supreme Court Action. The Consent Dismissal Order has now been filed and the shares have now been returned to the Company.

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

The risks identified here are not inclusive. Furthermore, reference is also made to other sections of this Statement that include additional factors that could adversely impact the Company's business and financial performance.
Also, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ significantly from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

DESCRIPTION OF PROPERTY

Property Status
---------------

The Banjo 1 & 2 claims consist of the following mineral claims, located within the Vernon Mining District:

Claim Name        Tenure Number             Units    Record Date

Banjo 1           366334                    20                10/17/98
Banjo 2           366335                    20                10/18/98


DESCRIPTION OF SECURITIES

The authorized capital of the Registrant is 200,000,000 shares of common stock with $0.001 par value of which 17,211,000 shares of common stock were issued and outstanding at December 31, 1999, the end of the most recent fiscal year. At June 30, 2000, there were 15,131,000 shares outstanding, reflecting the cancellation of 2,080,000 shares as per Item 2, section entitled Contingent Liability, above.

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

ITEM 5  OTHER INFORMATION
-------------------------

   None


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits

     27   Financial Data Schedule


(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter and six-month period ended June 30, 2000.

SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CANADIAN NORTHERN LITES, INC.


                                            By: /s/ Terry G. Cook
                                            _______________________________
                                            Name:  Terry G. Cook
                                            Title: President
                                            August 14, 2000