Form 10KSB
period 2000-12-31
LEOPARD CAPITAL INC
filed 2001-03-30
CIK 1039726

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 2000

                        Commission File Number 000-30644

                             LEOPARD CAPITAL, INC.

                    --------------------------------------

             (Exact name of registrant as specified in its charter)


                Nevada, USA                         76-048710
                -----------                         ---------
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

      The aggregate market value of the voting stock held by non-affiliates of the issuer as of December 31, 2000, was approximately $168,063.

      The number of shares of the common stock of the issuer outstanding as of December 31, 2000, was 2,365,240.


================================================================================

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I   ...............................................................     1

     ITEM 1  DESCRIPTION OF BUSINESS....................................     1
     ITEM 2  DESCRIPTION OF PROPERTY....................................     5
     ITEM 3  LEGAL PROCEEDINGS..........................................     5
     ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........     5

PART II  ...............................................................     7

     ITEM 5  MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON
             EQUITY AND RELATED SHAREHOLDER MATTERS.....................     7
     ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..     8
     ITEM 7  FINANCIAL STATEMENTS.......................................    11
     ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE........................    32

PART III ...............................................................    32

     ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS....................................................    32
     ITEM 10 EXECUTIVE COMPENSATION.....................................    34
     ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.................................................    35
     ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    36
     ITEM 13 EXHIBITS, AND REPORTS ON FORM 8-K..........................    36

SIGNATURES .............................................................    37

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

INTRODUCTION

Leopard Capital, Inc. (hereinafter also referred to as the "Company" and/or the "Registrant") is a Company that seeks to acquire a controlling interest in businesses suitable for acquisition and development by a publicly-held company.

The Company voluntarily filed its registration statement on Form 10-SB in 1999 in order to make information concerning itself more readily available to the public. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

The Company's principal office is located at Suite U-13 Broadway Plaza, 601 West Broadway, Vancouver, British Columbia V5Z 4C2. The contact person is Mr. Terry
G. Cook, President and a member of the Board of Directors. The telephone number is (604) 879-9001; the facsimile number is (604) 879-9004. The Company currently does not maintain a website.

The Company's authorized capital includes 200,000,000 shares of common stock with $0.001 par value. As of the close of the Company's latest fiscal year, December 31, 2000, there were 765,240 shares of Voting Common stock outstanding; and 1,600,000 shares of Non-Voting Common stock outstanding.

The Company's common stock trades on the OTC Bulletin Board in the U.S. with the symbol "LEOR".

The information in this Registration Statement is current as of March 28, 2001, unless otherwise indicated.


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


                                      (1)

As a result of the transaction in which the Company acquired all the outstanding shares of Dakota, the group of shareholders that owned Dakota held 10,000,000 shares of the Company which was more than 50% of the voting shares at that time. This resulted in the transaction being accounted for as a "reverse take-over" in the consolidated financial statements.

On April 10, 1996, the Company entered into an agreement which was an Option To Purchase some mineral claims (Ewer/Klinker Mineral Properties) located near Vernon, British Columbia. On March 26,1997, the Joint-Venture Partner on the Ewer-Klinker property filed a statement of claim in the Supreme Court of British Columbia alleging that an amount of $29,847 USD was due for work done, goods supplied and accounts incurred. The option expired unexercised on January 15, 1998. At that time a joint-venture was created in which the Company had a 20% interest.

On May 5, 1998, the Company's wholly-owned subsiduary, Dakota Mining & Exploration Ltd., acquired a 100% interest in the Way I Claim, the Banjo I Claim and the Banjo II Claim in south-eastern British Columbia, Canada.

On March 27,2000 the Company reached a formal agreement with the former Joint Venture Party for the Company to return its 20% interest in the joint venture in exchange for the Joint Venture Party returning 2,080,000 shares of the Company back to the Company for cancellation and releasing the Company from any claim arising from the Option Agreement or the British Columbia Supreme Court Action. A Consent Dismissal Order was filed and the shares were returned to the Company.

On December 1, 2000 all of the shares of Dakota were distributed to the shareholders of Leopard Capital, with Dakota retaining ownership of the Way I, Banjo I and Banjo II mineral claims.



RISK FACTORS

A purchase of our common stock involves risks. An investor should consider these risks before making a decision to purchase our common stock. Prospective purchasers of our common stock must be prepared for the possible loss of their entire investments. The order in which the following risk factors are presented is arbitrary. The order of presentation does not mean that one risk factor is more significant than another.


Uncertainty Whether Leopard Will Be Able To Meet Its Future Capital
Requirements

Leopard has no source of operating cash flow to fund future exploration projects, business acquisitions, or corporate overhead and has no history of earnings. Due to the nature of its business, there can be no assurance that Leopard will be profitable. Leopard has limited financial resources, and there is no assurance that additional funding will be available. If Leopard wishes to acquire business interests, then Leopard must raise significant additional funds. The only source of funds available to Leopard for such acquisitions is through the sale of its equity shares.

Leopard may raise additional working capital through further equity offerings. However, there is no assurance that such funds will be available, on acceptable terms, if at all. Future equity financing may result in substantial dilution to existing shareholders.


                                      (2)

Dependence On Key Personnel

Leopard's continued existence is largely dependent, upon the efforts of its current executive officers. The loss or unavailability of any such person could have an adverse effect on Leopard. Leopard does not maintain key man life insurance policies for any of these individuals. Also, the continued existence and viability of Leopard is dependent upon its ability to attract and retain qualified people in all areas of its business, especially management positions. If Leopard is unable to attract and retain qualified personnel, its business may be adversely affected.

There are no employment agreements in place. Management is, however, currently negotiating agreements with the executive officers of Leopard. Death or disability of T.G. Cook could adversely affect the management of our business. Mr. Cook is Leopard's principal executive officer and is directly involved, on a day-to-day basis, in all of the company's business affairs. His death or incapacity could adversely affect the operations and future prospects of the Company.


Limited Operating History

Leopard has no operating history upon which to base an evaluation of its business and prospects. There can be no assurance that Leopard will achieve or sustain profitability on an annual or quarterly basis. Leopard is an early stage development company.

Future operating results will depend upon many factors, including the level of product and price competition; Leopard's success in attracting and retaining motivated and qualified personnel; and the success of raising additional capital for ventures.


Ability To Manage Growth

Should Leopard succeed in acquiring a business enterprise or in raising capital for ventures, it will experience significant growth in operations. Any expansion of Leopard's operations would place further demands on its management. Leopard would need to recruit qualified personnel in all areas of its operations. There can be no assurance that Leopard will be effective in attracting and retaining additional qualified personnel, expanding its operational capacity or otherwise managing growth. If Leopard fails to manage its growth effectively, Leopard's business, prospects, financial condition and results of operations could be adversely affected. Management's ability to reinvest earnings and allocate capital into profitable ventures should be of primary concern to shareholders.


Lack Of A Dividend Policy

Leopard does not presently intend to pay cash dividends in the foreseeable future. Any earnings are expected to be retained for use in developing and expanding its business.

Whether any dividends will be paid in the future will be at the discretion of Leopard's Board of Directors, and will depend on results of operations, cash requirements and future prospects for Leopard.


                                      (3)

Possible Dilution To Shareholders

Leopard's plan of operation calls for Leopard to finance business expansion and acquisitions by issuing securities. Any issue of stock or securities convertible into common stock could result in significant dilution to present and prospective holders of Leopard's common shares.


Competition

There is competition from other public and private companies to acquire control of attractive business assets. Many of the companies with which Leopard competes have operations and financial strength many times that of Leopard.


History Of Net Losses

Leopard generated net losses for the past three years:

In the fiscal year ended December 31, 2000, Leopard had a net loss of ($23,587); in the fiscal year ended December 31 1999, a net loss of ($58,216); and, in the fiscal year ended December 31, 1998, a net loss of ($118,524).


Securities Market Risk and the Penny Stock Risk

Leopard's stock is subject to "penny stock" rules as defined in 1934 Securities and Exchange Act rule 3151-1. The Securities & Exchange Commission regulates broker-dealers transactions in penny stocks. Penny stocks, with some exceptions, are equity securities with a price of less than $5.00 US. Penny stock rules require a broker-dealer to deliver to a prospective purchaser a standardized disclosure document that provides information about penny stocks and the risks of the penny stock market.

Bid and offer quotations, and broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting a transaction. The broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement. In addition, the disclosure requirements above may reduce trading activity in the secondary market for penny stocks.

Transaction costs with purchases and sales of penny stocks are likely to be higher than those for other securities.

Fluctuations in Leopard's quarterly operating results may cause the stock price to decline.

Leopard plans to retain earnings. The Company have very limited resources and does not anticipate paying dividends on it's common stock for the foreseeable future.


Loss On Dissolution

In the event of the Company's dissolution, the proceeds (if any) realized from the liquidation of assets will be distributed to our shareholders only after satisfaction of claims of the Company's creditors and preferred shareholders.


                                      (4)

SIGNIFICANT CUSTOMERS AND/OR SUPPLIERS

N/A


EMPLOYEES

At 3/12/01 the Company operated with the services of its Directors, Executive Officers, and no additional employees or consultants. There is no collective bargaining agreement in place.


ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

The Company rents, with no lease commitment, approximately 600 square feet of space at Suite U13 Broadway Plaza, 601 West Broadway, Vancouver, British Columbia Canada V5Z 4C2 for administrative functions. The Company considers the facility adequate for current purposes.


ITEM 3  LEGAL PROCEEDINGS
-------------------------

Other than as discussed below, the Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

On March 26,1997, the Joint-Venture Partner on the Company's Ewer-Klinker property filed a statement of claim in the Supreme Court of British Columbia alleging that an amount of $29,847 was due for work done, goods supplied and accounts incurred, arising out of the Option Agreement to purchase the Ewer-Klinker property. The Company has returned goods costing $12,499 thereby effectively reducing the Joint-Venture Partner's claim to $17,348.

On March 27,2000 the Company reached a formal agreement with the former Joint-Venture Party for the Company to return its 20% interest in the joint-venture in exchange for the Joint-Venture Party returning 2,080,000 shares of the Company back to the Company for cancellation and releasing the Company from any claim arising from the Option Agreement or the British Columbia Supreme Court Action. The Consent Dismissal Order was filed and the shares were returned to the Company.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY ISSUES
----------------------------------------------------------


The following matters received the written consent of the holders of a majority of the Voting Common shares, during the last quarter of this fiscal year ending December 31, 2000:

A group of five (5) holders of 52.2% of the issued and outstanding Voting Common shares, by Written Consent In Lieu of Meeting, dated November 17, 2000, approved a reverse split of Leopard Capital, Inc.'s shares (voting or non-voting), on the basis of 25 shares being exchanged for 1 new share. Such action by written consent is sufficient to satisfy the applicable requirements of Nevada law that a Reverse Split be approved by the stockholders. Accordingly, the stockholders will not be asked to take further action on the Reverse Split at any future meeting.


                                      (5)

Upon the record date each outstanding share of the Company will automatically be converted into one-twenty-fifth share and the outstanding warrants will be converted to warrants to purchase one-twenty-fifth as many shares as prior to this reverse split.It will not be necessary for shareholders of the company to exchange their existing stock certificates.

A group of five (5) holders of 52.2% of the issued and outstanding Voting Common shares, by Written Consent in Lieu of Meeting, dated November 17, 2000, approved the Dividend Distribution to Leopard shareholders of all of the common shares of Leopard's wholly-owned subsiduary, Dakota Mining & Exploration Ltd., a mining firm engaged in exploration for gemstones. Management believes such action by written consent is sufficient to satisfy the applicable requirements of Nevada law that a Distribution be approved by the stockholders. Accordingly, the stockholders will not be asked to take further action on the spin-off Distribution at any future meeting.

Over the past year Leopard Capital's Board of Directors conducted an intensive review of Leopard's prospects for the future, with a view to finding the most effective way to enable the Company to survive and be a viable, actively-traded public company. However, the ability of the Company to survive as a mining company is in significant doubt, given steep declines in commodity prices, the disappearance of investment capital for undercapitalized exploration companies, potential environmental liabilities, and restrictive listing requirements to obtain and maintain a quotation on the OTC Bulletin Board.

Management believes that the survival of the Leopard Capital requires a reorganization of the Company. The Company's Board of Directors has determined that a distribution of the Dakota shares would be in the best interest of the Company and its stockholders. This type of transaction is commonly referred to as a "spinoff". Following this spin-off, Leopard will no longer own any shares of Dakota. The Company intends to register Dakota so that it will be a fully independent, publicly traded company registered under the Securities and Exchange Act of 1934. The shares distributed to Company stockholders will not be registered under the Securities Act of 1933 or Canadian Securities laws.

The share distribution of Dakota common stock is based upon shares owned in Leopard Capital after taking account the one for twenty-five reverse stock split.

The spin-off will be effected by distributing Dakota's Common stock (whether Voting or Non-Voting) to each stockholder in Leopard Capital as follows: Leopard Capital shareholders holding Non-Voting Common shares will receive 2,369,826 Class C Non-Voting Dakota Common shares; and, Leopard shareholders holding Voting Common shares will receive 1,265,710 Class A Voting Dakota shares. As a result of the foregoing reorganization, Leopard Capital shareholders will receive 3,635,536 shares of Dakota Common stock, which will represent 100% of the then outstanding shares of Dakota. The distribution will be payable to Leopard stockholders as of the Record Date, upon completion of necessary requirements to register such distribution with the U.S. Securities & Exchange Commission and/or applicable "Blue Sky" or Canadian Law (the "registration").

An Information Statement relating to the 1:25 Reverse Split of Leopard's shares and to the Distribution of Dakota shares to Leopard shareholders, was filed with the U.S. Securities and Exchange Commission on December 13, 2000 and was mailed to Leopard shareholders on or about December 18, 2000. This document is incorporated by reference.


                                      (6)

                                     PART II


Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
----------------------------------------------------------------------------

The Company's common stock trades on the OTC Bulletin Board in the United States, having the trading symbol "LEOR" and CUSIP# 5266R-10-4. Previously, the Company's common stock traded with the name Canadian Northern Lites, Inc., having the trading symbol "CANL" and CUSIP# 136414-10-9.

Trading volume and high/low/closing prices for the past ten quarters are disclosed in the following table:

                Over-the-Counter Bulletin Board Trading Activity

                             LEOPARD CAPITAL, INC.
All figures are post-split and have been adjusted to reflect 1:25 Reverse Split which took place on December 1, 2000.

 Quarter
  Ended           High            Low            Close                  Volume
--------        -------         -------         -------               ---------

12/31/00         $0.3125         $0.3125         $0.3125                  8,400


                         Canadian Northern Lites, Inc.
All figures are pre-split and have not been adjusted to reflect 1:25 Reverse Split which took place on December 1, 2000.

 Quarter
  Ended           High            Low            Close                  Volume
--------        -------         -------         -------               ---------

12/31/00         $0.20           $0.01           $0.03125               165,200
09/30/00         $0.01           $0.01           $0.01                   11,700
06/30/00         $0.02           $0.01           $0.02                    8,400
03/31/00         $0.005          $0.005          $0.005                   2,500
12/31/99         $0.01           $0.005          $0.005                  58,500
09/30/99         $0.015          $0.015          $0.015                  22,100
06/30/99         $0.015          $0.01           $0.015                  11,600
03/31/99         $0.01           $0.01           $0.01                    2,000
12/31/98         $0.05           $0.01           $0.01                   34,900
09/30/98         $0.06           $0.03           $0.05                    3,000


The Company's voting common stock is issued in registered form. Madison Stock Transfer (located in Brooklyn, New York) is the registrar and transfer agent for the voting common stock.

On March 29, 2001 the shareholders' list for the Company's voting common shares showed thirty-one registered shareholders and 765,240 voting common shares outstanding, with one registered shareholder and 1,600,000 non-voting common shares outstanding.

The Company has researched the indirect holdings by depositories and other financial institutions and believes it has in excess of 325 shareholders of its Voting Common stock.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain future earnings for use in its operations and expansion of its business.

The Company did not issue any unregistered securities during the quarter ended December 31, 2000.


                                      (7)

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

The Company has minimal cash and has no history of earnings. Due to the nature of its business, there can be no assurance that the Company will be profitable. Since the Company has been a development stage company since inception and has not generated revenues, the Company operates with minimal overhead.
The Company will need to raise additional funds in the next 12 months, either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.

The Company's primary activity for the next fiscal year will be to seek, investigate and, if such investigation warrants, acquire controlling interest in business opportunities presented to it by persons or firms involved in any appropriate business who wish to seek the advantages of being acquired by the Company. The Company would examine any business which would be beneficial to the the Company's shareholders.

Management is focused on the immediate task of improving the Company's ability to attract equity capital.

In view of the Company's very limited capital, Company management will continue to seek out potential joint-venture partners with capital and expertise. At present, management is not aware of any joint-venture proposals offered to the Company.

The Company has not conducted any product research and development and has no plans to conduct any product research and development over the next fiscal year.

Management is not aware of any expected purchase or sale of any plant or of any significant equipment.

Management does not intend any significant changes in the number of employees.


RESULTS OF OPERATION

The Company's financial statements are stated in U.S. Dollars and are prepared in accordance with United States GAAP.

The Company has for the past three years financed its activities through the distribution of equity capital. The timing of such distributions was dependent on the requirements of the Company and the economic climate. The Company anticipates having to raise additional funds by equity issuance in the next several years, as the Company does not expect to achieve self-sustaining earnings for several years.

Because the Company has minimal cash and has not yet developed any income-generating assets, its ability to realize assets and discharge its liabilities through the normal course of its operations is dependent on continued funding from companies controlled by the president, the receipt of additional funds from investors, and the establishment of successful operations.


                                      (8)

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds since incorporation has been through the issue of its common stock and through advances from shareholders. The Company has no revenue to date and does not anticipate meaningful revenues in the foreseeable future.

The Company's cash position at 12/31/00 was $0 compared to $2,083 at 12/31/99.

At 12/31/00 the Company had a Canadian goods and services tax receivable of $0; whereas on 12/31/99 the company had a Canadian goods and services tax receivable of $1,500.

Advances from shareholders, not settled by issuing shares, was $0 in Fiscal 2000; compared to $7,139 in Fiscal 1999.

At 12/31/00,the Company had a negative working capital position of ($4,300), compared to a negative working capital position of ($67,985) at 12/31/99.

Because the Company has minimal cash and no earnings, its ability to realize assets and discharge its liabilities through the normal course of its operations is dependent on continued funding from companies controlled by the president, the receipt of additional funds from investors, and the establishment of successful operations.

During the fiscal year ended 12/31/00 the Company incurred $0 in marketing expenditures compared to $0 spent on marketing in the fiscal year ended 12/31/99.

During the fiscal year ended 12/31/00 the Company incurred management and consulting fees of $0 compared to management and consulting fees of $24,326 incurred in the fiscal year ended 12/31/99.

During the fiscal year ended 12/31/00 the Company incurred a total of $23,587 in administrative expenses compared to $58,506 incurred in the fiscal year ended 12/31/99.

The Company does not know of any demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, the Company's liquidity either materially increasing or decreasing at present or in the foreseeable future. Material increases or decreases in the Company's liquidity are substantially determined by the success or failure of the Company's future acquisition of projects.


VARIATION IN OPERATING RESULTS

The Company does not, as yet, have income-producing assets. As a result there is little variation expected in operating results from year to year.

The Company derives interest income on its bank deposits, which depend on the Company's ability to raise funds.

The Company has for the past three years financed its activities through the distribution of equity capital. The timing of such distributions was dependent on the requirements of the Company and the economic climate. The Company anticipates having to raise additional funds by equity issuance in the next several years, as the Company does not expect to achieve self-sustaining operations for several years.


                                      (9)

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


                                      (10)

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------
















                             LEOPARD CAPITAL, INC.
                    (FORMERLY CANADIAN NORTHERN LITES, INC.)
                     FINANCIAL STATEMENTS DECEMBER 31, 2000
                       CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999














Auditors' Report To The Shareholders                                        F-1

Balance Sheet As Of December 31, 2000 And Consolidated
   Balance Sheet As Of December 31, 1999                                    F-2

Consolidated Statements Of Operations For The Years Ended
   December 31, 2000 And 1999 And From Inception
   Through December 31, 2000                                                F-3

Consolidated Statement Of Shareholders' Deficit From
   Inception Through December 31, 2000                               F-4 to F-6

Consolidated Statements Of Cash Flows For The Years Ended
   December 31, 2000 And 1999 And From Inception
   Through December 31, 2000                                           F-7, F-8

Notes To December 31, 2000 Financial Statements And
   December 31, 1999 Consolidated Financial Statements              F-9 to F-20


                                      (11)

AUDITORS' REPORT
RE: DECEMBER 31, 2000 FINANCIAL STATEMENTS
AND 1999 CONSOLIDATED FINANCIAL STATEMENTS
To the Shareholders of
     Leopard Capital, Inc. (formerly Canadian Northern Lites, Inc.)

We have audited the accompanying balance sheet as of December 31, 2000 and the accompanying consolidated balance sheet as of December 31, 1999 of Leopard Capital Inc. (formerly Canadian Northern Lites, Inc.) (A Development Stage Company), the related consolidated statements of operations, shareholders' deficit and cash flows for the year ended December 31, 2000 and 1999 and from inception to December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Leopard Capital, Inc. (formerly Canadian Northern Lites, Inc.) (A Development Stage Company) as of December 31, 2000 and 1999 and the results of operations, changes in shareholders' deficit and changes in cash flows for the years then ended and from inception to December 31, 2000 in accordance with generally accepted accounting principles in the United States.

The accompanying consolidated and unconsolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements the company's net capital deficiency, with no assets to generate cash, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/McLean Majdanski

Chartered Accountants
Vancouver, B.C.
March 14, 2001


                                      (12)


                                                                            F- 2
                              LEOPARD CAPITAL, INC.
                     (FORMERLY CANADIAN NORTHERN LITES, INC.)
                         (A Development Stage Company)
                        BALANCE SHEET DECEMBER 31, 2000
                  CONSOLIDATED BALANCE SHEET DECEMBER 31, 1999

                                                                                                         2000           1999
ASSETS
CURRENT
   Cash                                                                                                    $0         $2,083
   Canadian goods and services tax  receivable                                                              0          1,500
         Total current assets                                                                               0          3,583
INVESTMENT IN JOINT VENTURE (Note 4)                                                                        0              1
MINERAL PROPERTIES (Note 4)                                                                                 0              1
         Total assets                                                                                      $0         $3,585
LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT
   Accounts payable (Notes 5 and 9)                                                                        $0        $57,552
   Advances payable to former subsidiary (Notes 5 and 9)                                                4,300              0
   Loan from shareholder (Notes 5 and 9)                                                                    0         14,016
         Total current liabilities                                                                      4,300         71,568
PROMISSORY NOTE PAYABLE (Notes 5, 8 and 9)                                                                  0         24,841
ADVANCES FROM SHAREHOLDERS  (Notes 5 and 9)                                                           100,000        151,718
         Total liabilities                                                                            104,300        248,127
SHAREHOLDERS' DEFICIT
   Share capital (Note 7)                                                                           1,155,356        995,442
   Deferred foreign currency translation loss                                                               0         (3,915)
   Deficit accumulated during the development stage                                                (1,259,656)    (1,236,069)
         Total shareholders' deficit                                                                 (104,300)      (244,542)
         Total liabilities and shareholders' deficit                                                       $0         $3,585

                            (See accompanying notes)


                                      (13)



                                                                            F- 3
                             LEOPARD CAPITAL, INC.
                    (FORMERLY CANADIAN NORTHERN LITES, INC.)
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
         AND FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 2000

                                                                                    Cumulative
                                                                                   Total Since
                                                                                     Inception           2000           1999
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
   Exploration and development                                                         $19,885             $0             $0
   Write off of investment in joint venture (Note 4)                                    60,463              0              0
   Write off of development and property costs (Note 4)                                442,529              0              0
      Total exploration and development expenses                                       522,877              0              0
MARKETING EXPENSES (Note 5)
   Advertising                                                                           2,637              0              0
   Courier and postage                                                                   7,383              0              0
   Meetings                                                                              1,357              0              0
   Printing                                                                             19,056              0              0
   Promotion and entertainment                                                          16,454              0              0
   Services                                                                             58,525              0              0
   Telephone and fax                                                                    22,438              0              0
   Travel                                                                               41,305              0              0
      Total marketing expenses                                                         169,155              0              0
ADMINISTRATIVE EXPENSES (Note 5)
   Accounting and audit fees                                                            40,619         12,613         13,469
   Automobile                                                                            2,689              0              0
   Bank charges and interest                                                             2,185             59            268
   Computer servicing                                                                    9,830              0              0
   Incorporation expenses written off                                                    6,794              0              0
   Insurance                                                                               836              0              0
   Interest on long term debt (Notes 5 and 8)                                           11,991          2,162          3,609
   Legal                                                                               145,208          5,036          4,149
   Management and consulting fees                                                      148,906              0         24,326
   Meals and entertainment                                                                  28              0             28
   Office supplies and service                                                          66,333          1,532            998
   Rent                                                                                  9,021              0              0
   SEC filing fees                                                                      10,981              0         10,981
   Telephone and fax                                                                     7,036              0            216
   Transfer agent fees                                                                   3,524          2,185            330
   Travel                                                                               33,990              0            132
   U.S. financial services                                                              28,339              0              0
   Wages and benefits                                                                   25,930              0              0
      Total administrative expenses                                                    554,240         23,587         58,506
LOSS BEFORE OTHER INCOME (LOSS)                                                     (1,246,272)       (23,587)       (58,506)
OTHER INCOME (LOSS)
   Interest income                                                                         798              0            290
   Loss on disposal of capital assets                                                  (11,923)             0              0
   Loss on cash settlements of accounts payable                                         (2,259)             0              0
NET LOSS                                                                           ($1,259,656)      ($23,587)      ($58,216)

                            (See accompanying notes)


                                      (14)



                                                                            F- 4
                             LEOPARD CAPITAL, INC.
                    (FORMERLY CANADIAN NORTHERN LITES, INC.)
                         (A Development Stage Company)
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
           FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 2000

                                                                                                                     Deficit
                                                                                                                 Accumulated
                                                                      Common Stock                 Additional     During The
                                                         Per                                          Paid-up    Development
                                                       Share             Shares      Par Value        Capital          Stage

Voting Common Stock

Issuance of stock to officers, directors and
   other individuals, for an amount equal to
   part of the organization costs,
   on April 10, 1991                                   $0.1000           30,000           $300         $2,700
Reorganization of capital reducing the par
   value from $.01 / share to $.001 / share                                               (270)           270
Net loss, year ended December 31, 1994
Balance, December 31, 1992, 1993 & 1994                                  30,000             30          2,970
Issuance of stock to investment banker,
   controlled by a director for services
   rendered and valued at the billed amount
   for the services                                     0.5000           12,000             12          5,988
Issuance of common stock to public for cash             0.5000            8,000              8          3,992
Net loss, year ended December 31, 1995
Balance, December 31, 1995                                               50,000             50         12,950
Issuance of common stock pursuant to stock
   options of which 1,220 shares were issued
   to an affiliate of the issuer for cash               0.0100           50,000             50            450
Balance prior to stock split                                            100,000            100         13,400
Stock split effective April, 1996                                       300,000            300           (300)
Balance after stock split                                               400,000            400         13,100
Stock issued for acquisition of Dakota
   Mining & Exploration, Ltd. ("Dakota")
   valued at the net book value of Dakota
   at the date of acquisition                           0.0069       10,000,000         10,000         59,488
Recognition of deficit accumulated during
   the development stage by Dakota up to
   the date of acquisition                                                                             78,064       ($78,064)
Issue of shares to H J S Financial Services,
   Inc. for services rendered valued at the
   market value of the shares when issued               1.2800           24,000             24         30,732
Issuance of common stock to repay
   advances to Canadian Northern Lites, Inc.
   made by former directors and valued at the
   net book value of those advances which
   was less than the market value of the
   shares                                               0.1500        4,000,000          4,000        596,822
Net loss, year ended December 31, 1996                                                                              (460,106)
Balance at December 31, 1996                                         14,424,000        $14,424       $778,206      ($538,170)

                            (See accompanying notes)


                                      (15)



                                                                            F- 5
                             LEOPARD CAPITAL, INC.
                    (FORMERLY CANADIAN NORTHERN LITES, INC.)
                         (A Development Stage Company)
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
           FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 2000

                                                                                                                     Deficit
                                                                                                                 Accumulated
                                                                      Common Stock                 Additional     During The
                                                         Per                                          Paid-up    Development
                                                       Share             Shares      Par Value        Capital          Stage

Voting Common Stock (Continued)

Balance at December 31, 1996                                         14,424,000        $14,424       $778,206      ($538,170)
Issuance of common stock for services to
   former legal counsel valued at the billed
   value for the services rendered                   $0.1700            570,000            570         98,911
Fair value of donated accounting services
   provided by a former director                                                                        2,000
Net loss, year ended December 31, 1997                                                                              (521,159)
Balance at December 31, 1997                                         14,994,000         14,994        879,117     (1,059,329)
Issuance of common stock to former directors
   to repay amounts advanced by them to the
   Company and the shares are valued at the
   value of the amount owing to them                  0.1200            667,000            667         82,672
Issuance of common stock to an arm's
   length supplier to repay the amount owing
   and shares valued at the fair value of
   the shares issued                                  0.0600             50,000             50          2,942
Issuance of common stock to a company
   controlled by a current director to repay an
   amount owing and valued at the market
   value of the shares issued                         0.0100          1,500,000          1,500         13,500
Net loss, year ended December 31, 1998                                                                              (118,524)
Balance at December 31, 1998                                         17,211,000         17,211        978,231     (1,177,853)
Net loss, year ended December 31, 1999                                                                               (58,216)
Balance at December 31, 1999                                         17,211,000        $17,211       $978,231    ($1,236,069)

                            (See accompanying notes)


                                      (16)



                                                                            F- 6
                             LEOPARD CAPITAL, INC.
                    (FORMERLY CANADIAN NORTHERN LITES, INC.)
                         (A Development Stage Company)
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
           FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 2000

                                                                                                                     Deficit
                                                                                                                 Accumulated
                                                                      Common Stock                 Additional     During The
                                                         Per                                          Paid-up    Development
                                                       Share             Shares      Par Value        Capital          Stage

Voting Common Stock (Continued)

Balance at December 31, 1999                                         17,211,000        $17,211       $978,231    ($1,236,069)
Cancellation of shares in consideration for
   the release by the Company of its 20%
   joint venture interest (Note 4)                    0.0000         (2,080,000)        (2,080)         2,079
Issuance of common stock to a company
   controlled by a current director to repay an
   amount owing and valued at the market
   value of the shares issued                         0.0050          4,000,000          4,000         16,000
Balance prior to reverse stock split                                 19,131,000         19,131        996,310
Reverse stock split effective December 1, 2000                      (18,365,760)       (18,366)        18,366
Balance after reverse stock split                                       765,240            765      1,014,676
Cost amount of shares of subsidiary
   that were distributed to the shareholders                                                               (1)
Reversal of prior year management fees
   charged by a related party (Note 5)                                                                 36,995
Recognition of the loss in net assets
   created by the spin-off of the former
   subsidiary (Note 3)                                                                                   (657)
Balance of voting common stock as at
   December 31, 2000                                                    765,240           $765     $1,051,013


Non-voting Common Stock

Issuance of non-voting common shares
   to the president and companies controlled
   by him to reduce debts owing by the
   Company and its subsidiary to those
   parties                                            0.0025         40,000,000        $40,000        $60,000
Reverse stock split effective December 1, 2000                      (38,400,000)       (38,400)        38,400
Balance after reverse stock split                                     1,600,000          1,600         98,400
Reversal of prior year management fees
   charged by a related party (Note 5)                                                                  3,643
Recognition of the loss in net assets
   created by the spin-off of the former
   subsidiary (Note 3)                                                                                    (65)
Balance of non-voting common stock as at
   December 31, 2000                                                  1,600,000         $1,600       $101,978
Net income, year ended December 31, 2000                                                                             (23,587)
Balance, December 31, 2000                                            2,365,240         $2,365     $1,152,991    ($1,259,656)

                            (See accompanying notes)


                                      (17)



                                                                            F- 7
                             LEOPARD CAPITAL, INC.
                    (FORMERLY CANADIAN NORTHERN LITES, INC.)
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
         AND FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 2000

                                                                                    Cumulative
                                                                                   Total Since
                                                                                     Inception           2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                               ($1,259,656)      ($23,587)      ($58,216)
   Items not involving an outlay of cash
      Non-cash accounting services of a former director                                  2,000              0              0
      Loss (gain) on disposal of capital assets                                         11,923              0              0
      Write off of incorporation costs                                                     794              0              0
      Write down of investment in joint venture                                         60,463              0              0
      Write down of development and property costs                                     442,529              0              0
      Loss (gain) on cash settlements of accounts payable                                2,260              0              0
   Change in working capital items
      Canadian goods and services tax receivable                                        (1,500)             0           (131)
      Accounts payable increase before part of the
         balance was settled by issuing shares                                         195,282         13,289         36,660
      Net cash (used in) received from operating activities                           (545,905)       (10,298)       (21,687)
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                              151,502              0              0
   Stock issued on exercise of stock options                                               500              0              0
   Loan from shareholder                                                                14,016              0              0
   Advances from former subsidiary                                                       4,300          4,300              0
   Advances from shareholders before part of the
      balance was settled by issuing shares                                            866,457              0          7,139
      Net cash from financing activities                                             1,036,775          4,300          7,139
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of capital assets                                                          (11,949)             0              0
   Proceeds from disposal of fixed assets                                                   26              0              0
   Incorporation costs                                                                    (794)             0              0
   Mineral property payments                                                          (478,153)             0              0
      Net cash (used in) received from investing activities                           (490,870)             0              0
NET DECREASE IN CASH                                                                         0         (5,998)       (14,548)
CASH AT BEGINNING OF YEAR                                                                    0          2,083         21,029
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)                                                     0          3,915         (4,398)
CASH AT END OF YEAR                                                                         $0             $0         $2,083

                            (See accompanying notes)


                                      (18)



                                                                            F- 8
                             LEOPARD CAPITAL, INC.
                    (FORMERLY CANADIAN NORTHERN LITES, INC.)
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
         AND FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 2000

                                                                                    Cumulative
                                                                                   Total Since
                                                                                     Inception           2000           1999

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
Reverse Take-Over
The Company had a reverse takeover in which the following
   net assets were acquired in exchange for assumption
   of the shareholders' equity of the acquiring company
      Net assets acquired                                                              $87,408
      Liabilities assumed                                                              $17,920
      Shareholders' equity assumed
         Share capital, par value                                                       10,000
         Share capital, additional paid up capital                                     137,552
         Accumulated deficit during the development stage                              (78,064)
            Total shareholders' equity                                                  69,488
            Total liabilities and shareholders' equity                                 $87,408
Voting Shares Issued to Repay Current and Long Term Debt
   Par value                                                                            $3,794         $3,520            $89
   Additional paid up capital                                                          975,961        134,845        101,242
   Total                                                                              $979,755       $138,365       $101,331
Debt repaid
   Accounts payable                                                                   $262,756       $138,365        $17,992
   Advances from shareholders                                                          714,739              0         85,319
   Gain on settlement of debt                                                            2,260              0         (1,980)
   Total debt repaid                                                                  $979,755       $138,365       $101,331
Non-voting Shares Issued to Repay Current and Long Term Debt
   Par value                                                                            $1,600         $1,600
   Additional paid up capita                                                            98,400         98,400
   Total                                                                              $100,000       $100,000
Debt repaid
   Accounts payable                                                                    $48,282        $48,282
   Advances from shareholders                                                           51,718         51,718
   Total debt repaid                                                                  $100,000       $100,000
Purchase of Property with  Promissory Note
   Promissory note payable issued for property                                         $24,841             $0        $24,841
Reversal of prior year management fees
   Reversal of management fees and reduction in accounts payable                       $40,638        $40,638
   Increase in additional share capital                                                $40,638        $40,638
Spinoff of Subsidiary
Loss in net assets charged to additional paid in capital of
   common shares                                                                          $722           $722
Carrying value of subsidiary charged to additional paid in
   capital of common shares                                                                 $1             $1

                            (See accompanying notes)


                                      (19)


                                                                            F- 9
                              LEOPARD CAPITAL, INC.
                     (FORMERLY CANADIAN NORTHERN LITES, INC.)
                         (A Development Stage Company)
              NOTES TO DECEMBER 31, 2000 FINANCIAL STATEMENTS AND
              DECEMBER 31, 1999 CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION FOR A COMPANY IN THE DEVELOPMENT STAGE

   The Company was first incorporated in the State of Nevada on June 18, 1990 as QQQ- Huntor Associates, Inc. On July 21, 1995, the Company changed its domicile to the State of Texas and merged into a Texas Corporation, Unimex Transnational Consultants, Inc. On April 26, 1996, the Company reorganized and acquired all the issued and outstanding stock of Dakota Mining & Exploration Ltd. ("Dakota") for 10,000,000 shares of the Company's common stock, and changed the name of the Company to Canadian Northern Lites, Inc. As a result of that transaction, Dakota became a legal subsidiary of the Company. However, as stated below, Dakota is the acquirer in the consolidated financial statements. On July 10, 2000 the Company merged with a Nevada corporation, Leopard Capital, Inc., and became a Nevada Corporation with the new name of Leopard Capital, Inc.

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

   As explained in Note 3, the Company spun-off its wholly owned subsidiary on December 1, 2000 by distributing the shares of Dakota Mining & Exploration Ltd., on a pro-rata basis, to the shareholders of the Company. As a result of the transaction, the Company no longer has a subsidiary or any other assets. This reorganization was undertaken to address the concern over the Company's ability to survive as a mining company because of declining commodity prices, disappearance of investment capital for undercaptialized exploration companies, and potential environmental liabilities.


                                      (20)

                                                                           F- 10
                             LEOPARD CAPITAL, INC.
                    (FORMERLY CANADIAN NORTHERN LITES, INC.)
                         (A Development Stage Company)
              NOTES TO DECEMBER 31, 2000 FINANCIAL STATEMENTS AND
              DECEMBER 31, 1999 CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION FOR A COMPANY IN THE DEVELOPMENT STAGE
   (Continued)

   The financial statements present the consolidated results of operations of the Company and its former subsidiary to December 1, 2000 and the results of the Company's activities by itself from December 1, 2000 to December 31, 2000.

   As at December 31, 2000, the Company does not have any cash to cover current liabilities and does not have any assets capable of generating cash. Future activities require cash being provided to the Company by investors or lenders and the Company acquiring an asset, or assets, capable of generating income. As stated in Note 5, companies controlled by the president of the Company are currently funding, and plan to continue to fund, the administrative expenses incurred by the Company. In addition, these related parties reversed, effective November 30, 2000, management fees of $2,000 per month for a total of $62,000 that they previously charged the Company. These efforts are part of a long range strategy to restructure the Company's affairs, arrange for new long term financing and continue to locate and develop income producing properties.

   The financial statements are prepared on the assumption that the entity is a going concern, meaning it will continue in operation for the foreseeable future and will be able to obtain assets and discharge its liabilities through the normal course of operations. Because the Company has no cash and no assets, its ability to discharge its liabilities through the normal course of its operations is dependent on continued funding from companies controlled by the president, the receipt of additional funds from investors and the establishment of successful operations.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a)Basis Of Consolidation

      As stated in Note 1, the consolidated financial statements did include the accounts of Dakota Mining & Exploration Ltd., the designated acquirer in the reverse take over transaction, and Leopard Capital, Inc. until December 1, 2000, when the shares of the subsidiary were spun-off to the shareholders. The investment in the Ewer/Klinker mineral properties joint venture was accounted for on the cost basis because the joint venture had not commenced operating and had not provided any financial information due to a dispute between the joint venture partners.


   (b)Fiscal Year

      The parent company, Leopard Capital, Inc., has a fiscal year end of December 31. The subsidiary company, Dakota, has a fiscal year end of January 31. The prior year consolidated financial statements have been prepared using the December 31 financial statements of the legal parent, and the January 31 financial statements of the legal subsidiary. There were no intervening events that materially affect the


                                      (21)

                                                                           F- 11
                             LEOPARD CAPITAL, INC.
                    (FORMERLY CANADIAN NORTHERN LITES, INC.)
                         (A Development Stage Company)
              NOTES TO DECEMBER 31, 2000 FINANCIAL STATEMENTS AND
              DECEMBER 31, 1999 CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   (b)Fiscal Year (Continued)

      consolidated financial position or the consolidated results of operations and cash flows for the fiscal periods presented. The financial statements for the fiscal year ended December 31, 2000 include the results of Dakota to December 1, 2000.

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


                                      (22)

                                                                           F- 12
                             LEOPARD CAPITAL, INC.
                    (FORMERLY CANADIAN NORTHERN LITES, INC.)
                         (A Development Stage Company)
              NOTES TO DECEMBER 31, 2000 FINANCIAL STATEMENTS AND
              DECEMBER 31, 1999 CONSOLIDATED FINANCIAL STATEMENTS


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


                                      (23)

                                                                           F- 13
                             LEOPARD CAPITAL, INC.
                    (FORMERLY CANADIAN NORTHERN LITES, INC.)
                         (A Development Stage Company)
              NOTES TO DECEMBER 31, 2000 FINANCIAL STATEMENTS AND
              DECEMBER 31, 1999 CONSOLIDATED FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   (j)Income Taxes

      The Company utilizes the liability method of accounting for income taxes. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provision of the enacted tax laws. The Company is a development stage enterprise and accordingly has not commenced operations that would generate taxable income. For that reason, the Company has a valuation reserve equal to the amount of the deferred income tax assets and has no net provision for income tax recovery in its consolidated statements of operations.

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

      As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statement of operations and cash flows from inception to December 1, 2000 of the designated acquirer, Dakota Mining & Exploration Ltd. and from the date of acquisition to December 31, 2000 of Leopard Capital, Inc., the designated subsidiary until December 1, 2000.


3. SPIN-OFF OF SUBSIDIARY

   As stated in Note 1, Leopard Capital, Inc. acquired all the outstanding shares of Dakota under an agreement which acknowledged that Dakota had certain interests, expertise, and fund raising capabilities concerning exploration and development of mineral properties/joint ventures and that Dakota wished to acquire a public company which could raise the capital required to carry out their operations.

   After the acquisition, the companies followed the agreement in their operating activities. Leopard Capital, Inc. raised capital through loans and the issue of share capital. That company then advanced the funds to Dakota
   to carry out the operations in Canada.   Pursuant to the agreement, all
   assets and expenses are recorded in the financial statements of Dakota, regardless of which company was billed, as the two companies' directors operated on the basis of the Plan Of Reorganization And Acquisition and conducted all the Canadian business affairs in Dakota. Accordingly, the Company's deficit relates primarily to its Canadian mining operations.


                                      (24)

                                                                           F- 14
                             LEOPARD CAPITAL, INC.
                    (FORMERLY CANADIAN NORTHERN LITES, INC.)
                         (A Development Stage Company)
              NOTES TO DECEMBER 31, 2000 FINANCIAL STATEMENTS AND
              DECEMBER 31, 1999 CONSOLIDATED FINANCIAL STATEMENTS


3. SPIN-OFF OF SUBSIDIARY (Continued)

   Had the Company recorded its investment in subsidiary on a cost basis, then the following would be the result of the transactions with the subsidiary:

      Acquisition of the Dakota in exchange for shares and
         recorded at the estimated fair market value of the
         underlying assets                                             $72,538
      Advances made to the subsidiary that were eventually paid by issuing additional shares of the subsidiary

                                               Year     Advances
         Advanced to subsidiary                1996      759,443
         Advanced to subsidiary                1997      180,148
         Advanced to subsidiary                1998      129,705
         Advances converted to share capital   1998     (911,187)      911,187
         Advanced to subsidiary                1999        3,444
         Advanced to subsidiary                2000            0
         Advances converted to share capital   2000     (161,553)      161,553
                                                              $0     1,145,278
      Write down of investment to reflect the underlying value      (1,145,277)
      Balance of carrying value of investment before distribution           $1

      Reconciliation of deficit
      Deficit relating to Dakota operations at the date
         of acquisition which was recorded by increasing
         the additional paid up capital                                $78,064
      Retained earnings and foreign exchange gains
         relating to Leopard operations outside of the
         Canadian mining operations                                     (3,601)
      Reversal of prior year management fees
         charged by a related party (Note 5)                            40,638
      Reduction of payables created by the spin-off of
         the shares of the subsidary that reduced the
         deficit of Leopard Capital, Inc.                                  (722)
      Write down of investment in Dakota to carrying value
         of the underlying assets                                    1,145,277
      Reported deficit of Leopard Capital, Inc.                      $1,259,656

4. MINERAL PROPERTIES AND INVESTMENT IN JOINT VENTURE

                                                                2000      1999
   Investment in joint venture (Ewer/Klinker properties)          $0        $1

   Investment in mineral properties (Way I, Banjo I & II)         $0        $1


                                      (25)

                                                                           F- 15
                             LEOPARD CAPITAL, INC.
                    (FORMERLY CANADIAN NORTHERN LITES, INC.)
                         (A Development Stage Company)
              NOTES TO DECEMBER 31, 2000 FINANCIAL STATEMENTS AND
              DECEMBER 31, 1999 CONSOLIDATED FINANCIAL STATEMENTS


4. MINERAL PROPERTIES AND INVESTMENT IN JOINT VENTURE (Continued)

   (a)Ewer/Klinker Mineral Properties

      On April 10, 1996, the Company entered into an agreement which was an Option To Purchase certain mineral claims, located near Vernon, British Columbia, from a Vernon mining company. This agreement was pursuant to a Letter Of Intent between the Vernon mining company and the Company that was signed in January 1996. The payments made to the Vernon company pursuant to the Letter Of Intent in January 1996 are reflected as an asset in the 1996 financial statements. The Company paid $64,000 prior to the agreement and $411,000 pursuant to the agreement. These funds were advanced to the Company by individuals, who were directors and shareholders at the time. These advances were eventually repaid by issuing 4,000,000 shares have a total par value of $4,000 and an additional share capital of $596,822 as noted in the consolidated statement of shareholders' deficit.

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

      In the 2000 fiscal year, the Company reached a formal agreement with the former Joint Venture Party to return its 20% interest in the joint venture in exchange for the Joint Venture Party returning 2,080,000 shares of the Company back to the Company and releasing the Company from any claim arising from the Option agreement or the British Columbia Supreme Court Action. The Consent Dismissal Order has now been filed and the shares have now been returned.


                                      (26)

                                                                           F- 16
                             LEOPARD CAPITAL, INC.
                    (FORMERLY CANADIAN NORTHERN LITES, INC.)
                         (A Development Stage Company)
              NOTES TO DECEMBER 31, 2000 FINANCIAL STATEMENTS AND
              DECEMBER 31, 1999 CONSOLIDATED FINANCIAL STATEMENTS


4. MINERAL PROPERTIES (Continued)

   (b)Way 1, Banjo I & II Mineral Properties

      The Company purchased mineral properties from a company controlled by a significant shareholder, who is also a director, for a price of $24,841 and the purchase was paid for by a note payable. The note payable was paid for in the current year by issuing shares.

      In 1998 the property was written down to $1.00 to recognize the company's inability to prepare an updated valuation on the property owned in the joint venture which is adjacent to this property. This property was purchased as a possible strategic role as part of a larger development incorporating the joint venture property. This property was disposed of when the subsidiary was spun off.

5. RELATED PARTIES

   (a)Loan From Shareholder

      This amount due to a shareholder required interest at 12% per annum. The loan plus interest accrued at 12% per annum was repaid by the issue of share capital in October 2000.

   (b)Advances From Shareholders

      The amount due to the shareholders is unsecured, non-interest bearing and has no specific terms of repayment. A portion of these amounts were repaid by the issue of share capital on October 25, 2000 with a balance of $100,000 remaining.

   (c)Management Fees

      Management fees of $39,723 in fiscal 1997 and $36,670 in fiscal 1996 were charged to the Company by a former director. Commencing in fiscal 1998, management fees of $2,000 per month, for a total of $24,000
      (1999 - $24,000), were charged by companies controlled by the president of the Company. Since that time, these companies have been funding the administrative expenses of the Company and had not collected any of the management fees.

      Effective November 30, 2000, the companies controlled by the president reversed all management fees charged to the Company since 1999 and applied the $62,000 credit to the outstanding accounts payable balance at November 30, 2000 which reduced the balance to $Nil (1999 - $57,552). The reduction in management fees was first applied to reduce the $22,000 of management fees accrued in the current fiscal year to November 30, 2000 and the balance, representing prior year fees accrued, was treated as a contribution of capital prorated over the two classes of shares on the basis of the paid up capital of each class before the contribution.


                                      (27)

                                                                           F- 17
                             LEOPARD CAPITAL, INC.
                    (FORMERLY CANADIAN NORTHERN LITES, INC.)
                         (A Development Stage Company)
              NOTES TO DECEMBER 31, 2000 FINANCIAL STATEMENTS AND
              DECEMBER 31, 1999 CONSOLIDATED FINANCIAL STATEMENTS


5. RELATED PARTIES (Continued)

   (d)Accounting Services

      Accounting services were provided by a former director and shareholder of the Company. No fees were paid for these services. There is a $2,000 charge to operations for the fair market value of these services offset by a contribution to capital of the same amount.

   (e)Other Expenses

      Most other marketing and administrative expenses were reimbursements to former directors and officers for expenses incurred in their efforts to develop the Company's business.

   (f)Purchase Of Mineral Properties From A Shareholder Who Is Also A Director

      The Company purchased mineral properties from a company controlled by a significant shareholder, who is also a director, for a price of $24,841 and the purchase was paid for by issuing a promissory note.

   (g)Advances From Former Subsidiary

      The amount due to the former subsidiary is unsecured, non-interest bearing and has no specific terms of repayment.

6. INCOME TAX

   (a) Income Tax Provision

      The Company is in the development stage and has not yet earned any revenue or income. No provision for additional income tax recovery had been recorded by the Company due to its history of losses indicating that, more likely than not, none of the deferred income tax assets will not be realized.

   (b)Effective Income Tax Rate

      Because the Company has not yet earned any revenue or income, it has an effective tax rate of zero per cent.


                                      (28)


<PAGE

                                                                           F- 18
                             LEOPARD CAPITAL, INC.
                    (FORMERLY CANADIAN NORTHERN LITES, INC.)
                         (A Development Stage Company)
              NOTES TO DECEMBER 31, 2000 FINANCIAL STATEMENTS AND
              DECEMBER 31, 1999 CONSOLIDATED FINANCIAL STATEMENTS


6. INCOME TAX (Continued)

   (c)Losses Available For Deduction Against Future Taxable Incomes

            Expiry years:           2009             $3,000
                                    2010                 50
                                    2011             30,582
                                    2012              1,589
                                    2018              4,122
                                    2020              4,300
                                                    $43,643

   (d)Deferred Income Tax Assets
                                                       2000               1999
      Net operating loss carryforwards              $17,021            $15,344
      Valuation allowances to recognize the
         Company's history of losses and absence
         of any profits to date.                    (17,021)           (15,344)
      Net deferred income tax assets                     $0                 $0

   (e)Loss on Distribution of Shares of Subsidiary

      The Company's $1,145,277 loss on distribution of shares of subsidiary is not recognized for income tax purposes.


7. SHARE CAPITAL

   (a) Authorized Share Capital

      Canadian Northern Lites' authorized share capital consisted of 100,000,000 shares with a par value of $.001. In the May 2, 2000 annual general meeting, the authorized share capital was increased to 200,000,000 shares with a par value of $.001 and the directors were given the ability to determine the voting rights, the dividend rate, redemption price, liquidation rights, conversion rights and any other rights as allowed by the laws of Texas when issuing the shares.

      After the merger with Leopard Capital, Inc., the authorized share capital consisted of 100,000,000 shares with a par value of $.001. The shareholders of Leopard Capital, Inc. passed a resolution to amend the Articles of Incorporation to increase the authorized share capital to 200,000,000 shares with a par value of $.001 per share. This change in authorized share capital, which was done to be consistent with the changed authorized share capital of Canadian Northern Lites, Inc. before the merger, allows the directors to determine, at the time of issue, the voting rights, the dividend rate, redemption price, liquidation rights, conversion rights and any other rights as allowed by the laws of Nevada.


                                      (29)

                                                                           F- 19
                             LEOPARD CAPITAL, Inc.
                    (FORMERLY CANADIAN NORTHERN LITES, INC.)
                         (A Development Stage Company)
              NOTES TO DECEMBER 31, 2000 FINANCIAL STATEMENTS AND
              DECEMBER 31, 1999 CONSOLIDATED FINANCIAL STATEMENTS


7. SHARE CAPITAL (Continued)

   (b)Issued and Outstanding

                                           # of Shares         Paid Up Capital
                                        2000      1999        2000        1999
      Voting common shares
         Par value                                            $765        $688
         Additional paid-up capital                      1,051,013     994,754
         Total                       765,240   688,440   1,051,778     995,442
      Non-voting common shares
         Par value                                           1,600
         Additional paid-up capital                        101,978
          Total                    1,600,000         0     103,578
      Total                        2,365,240   688,440   $1,155,356   $995,442

      The 1999 number of voting common shares, par value and additional paid-up capital have been retroactively adjusted for the December 1, 2000 reverse stock split.

(c) Net Earnings (Loss) Per Share

                                                       2000               1999
      Net earnings (loss)                          ($23,587)          ($58,216)
      Weighted number of common shares issued
      (after giving retroactive effect to
      December 1, 2000 reverse stock split)         996,164            688,440

      Net earning (loss) per share                   ($0.02)            ($0.08)

      Fully diluted net earnings (loss) per share are not presented because the Company has a net loss which makes the conversion anti-dilutive.

   (d)Warrants To Purchase Shares

      On October 25, 2000 the Company issued warrants to purchase 20,000,000 non-voting common at $.01 per share until October 25, 2003 to the holders of the non-voting common shares. As a result of the reverse stock split effective December 1, 2000, the warrants were adjusted to purchase 800,000 non-voting common shares at $.25 per share.

8. PROMISSORY NOTE

   To purchase the mineral properties discussed in Note 4(b), the Company issued a $24,841 promissory note, due on demand, to a company that is a major shareholder of the Company and whose controlling shareholder is the president and a director of the Company. This note which required interest at 8% per annum, was repaid during 2000 by issuing shares.


                                      (30)

                                                                           F- 20
                             LEOPARD CAPITAL, INC.
                    (FORMERLY CANADIAN NORTHERN LITES, INC.)
                         (A Development Stage Company)
              NOTES TO DECEMBER 31, 2000 FINANCIAL STATEMENTS AND
              DECEMBER 31, 1999 CONSOLIDATED FINANCIAL STATEMENTS


9. FINANCIAL INSTRUMENTS

   (a)Fair Value

      The Company's financial instruments consist of advances payable to the former subsidiary and advances from shareholders. The fair value of these financial instruments is less than the fair value because no interest is charged on these liabilities.

      No estimate was made of the fair value of these financial instruments because the expected maturity of the instruments is unknown. While the shareholders who made the advances have committed not to request payment for at least a year, the Company is a development stage enterprise without
      any current means of repaying the amounts owing.   As indicated in Note 1,
      there is a great deal of uncertainty as to when, or if, the Company will have the means to pay the amounts owing. A further degree of uncertainty is created if the Company and the shareholders agree to settle the debt by issuing more shares because the future market value of those shares is unknown.

   (b)Foreign Currency Risk

      The Company has advances payable to its former subsidiary which is payable in Canadian dollars of $3,904 which is converted to US dollars of $2,643 and is therefore exposed to a foreign currency risk.

   (c)Interest Rate Risk

      No interest is charged on the advances from the former subsidiary and on the advances from shareholders so the Company is not exposed to interest rate risk.


                                      (31)


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------

Not Applicable


                                     PART III


ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
--------------------------------------------------------------------

The following table lists as of March 29, 2001 the names of the Directors of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders'
Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. All Directors are residents and citizens of Canada.


                                    Directors

                                                             Date
                                                            First
                                                          Elected
Name                                    Age          or Appointed
------------------                      ---          ------------
Terry G. Cook (1)<F1>                    51             May  1998
Larry Low                                37             May  1998
Cam Dalgleish (1)<F1>                    55             May  1998

<F1>
(1)  Member of Audit Committee.

The following table lists, as of March 29, 2001, the names of the Executive
Officers of the Company. The Executive Officers serve at the pleasure of the Board of Directors. All Executive Officers are residents/citizens of Canada.


                               Executive Officers

Name               Position      Date of Board Approval
---------------    ----------    ----------------------
Terry G. Cook      President            May  1998
Cam Dalgleish      Secretary            May  1998


                                      (32)


BUSINESS EXPERIENCE

Terry G. Cook. Mr. Cook is President and a Director of the Company. He has been employed by the Company since May 1998. His responsibilities include financial management and business strategy. Mr. Cook is a graduate of Harvard Business School where he received an MBA in 1974. Since 1978 he has been the President and a Director of Westridge Capital Inc., a management and investment company located in Vancouver, British Columbia. Mr. Cook has over 20 years experience in creating and building small and medium sized businesses and real estate ventures as a result of his work with Westridge Capital Inc.

Cam Dalgleish. Mr. Dalgleish is Secretary and a Director of the Company. His responsibilities include assisting Mr. Cook in general administration of the Company and planning. Mr. Dalgleish is a graduate of the University of Alberta. He is an independent businessman with experience in several small and medium sized businesses, including Factory Direct Sports Ltd. a Canadian based direct marketing company which markets all types of sporting goods.

Larry Low. Mr. Low is a Director of the Company. His responsibilities include assisting both Mr. Cook and Mr. Dalgleish in the planning process for the Company. Mr. Low is a graduate of the University of British Columbia. He has been employed by the CGI Group Inc. as an information technology consultant since 1997. The CGI Group Inc. is an international information technology firm based in Montreal, Quebec with an office in Vancouver, British Columbia. In February,2001 Mr. Low left CGI to become an independent consultant in the area of computer networking.


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


                                      (33)

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


ITEM 10  EXECUTIVE COMPENSATION
-------------------------------

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director. During Fiscal 2000, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's Directors or Executive Officers. The Company has no stock option or other long-term compensation program.

During 2000, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2000 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per Executive Officer.

The Company has no written employment agreements.

Beginning on May 1, 1998 management fees payable to a company controlled by Terry Cook, President of the Company, have been accrued by the Company at $2000/month for management services.

Other than that disclosed above, no compensation was paid during Fiscal 2000 to any of the officers or directors of the Company to the extent that they were compensated in excess of $60,000.


                                      (34)


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The Registrant is a publicly-owned corporation, the shares of which are owned by United States and Canadian residents. The Registrant is not controlled directly or indirectly by another corporation or any foreign government.

The following table lists as of March 29, 2001 all persons/companies the Registrant is aware of as being the beneficial owner of more than five percent
(5%) of the Voting Common stock of the Registrant.


                                 5% Shareholders

<CAPTION
Title                                         Amount and Nature   Percent
  of                                          of Beneficial       of
Class          Name of Beneficial Owner       Ownership           Class (1)<F1>
------  ------------------------        ----------------   -------
Voting Common  Terry G. Cook                  227,440 (2)<F2>     29.72%
Voting Common  William E. Gould                59,200              7.74%
Voting Common  Myron Kinach                    59,000              7.71%
Voting Common  William Lumley                  57,600              7.53%

  TOTAL                                403,240             52.70%

<F1>
(1)     Based on 765,240 Voting Common shares outstanding as of March 29, 2001.
<F2>
(2) 160,000 of these Voting Common shares are restricted pursuant to Rule 144.

The following table lists as of March 29, 2001 all Directors and Executive
Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive
Officers as a group.


                                      (35)



                Shareholdings of Directors and Executive Officers

Title                                               Amount and Nature   Percent
  of                                                of Beneficial       of
Class          Name of Beneficial Owner             Ownership           Class (1)<F1>
------        -----------------------------------     ------------            -------
Voting Common Terry G. Cook, President & Director   227,440             29.72%
Voting Common Larry Low, Director                         0               0.0%
Voting Common Cam Dalgleish, Secretary & Director         0               0.0%

        Total                                       227,440             29.72%

<F1>
(1)     Based on 765,240 Voting Common shares outstanding as of March 29, 2001.

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

On May 5, 1998, the Company purchased the Way I, Banjo I and Banjo II claims from 456786 B.C. Ltd. a company controlled by the President of Leopard Capital, Inc., Terry G. Cook.


ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A Form 8-K dated September 29, 2000 was filed on October 2, 2000 to report the Company's reincorporation as a Nevada corporation by way of a merger of Canadian Northern Lites,Inc. with Leopard Capital,Inc.,with the surviving corporation being Leopard Capital, Inc., a Nevada corporation. This 8K dated
September 29, 2000 is incorporated by reference.

A Form 8-K dated December 12, 2000 was filed on December 13, 2000 to report the
Company' reverse split of Voting and Non-Voting Common shares (1 new share for 25 old shares with the close of business on December 1, 2000, as the record date for the reverse split) and to report the Company's distribution of Dakota Mining
& Exploration, Ltd. shares to Leopard Capital, Inc. shareholders.  This 8K dated
December 12,2000 is incorporated by reference.


                                      (36)


SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


LEOPARD CAPITAL, INC.



By: /s/ Terry G. Cook
_______________________________
Name:  Terry G. Cook
Title: President
March 29, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature Title Date



By: /s/ Terry G. Cook
_______________________________
Name:  Terry G. Cook
Title: President
March 29, 2001



/s/ Cam Dalgleish
_______________________________
Cam Dalgleish
Director and Secretary
March 29, 2001


                                      (37)