Form 10QSB
period 2001-03-31
LEOPARD CAPITAL INC
filed 2001-05-18
CIK 1039726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED

MARCH 31, 2001

Commission File Number 000-30644

LEOPARD CAPITAL, INC.
(formerly CANADIAN NORTHERN LITES, INC.)

(Exact name of registrant as specified in its charter)

Nevada, USA	76-048710
(State or other Jurisdiction	(IRS Employer Identification No.)
of Incorporation or Organization)

Suite U-13 Broadway Plaza, 601 W. Broadway, Vancouver, B.C. V5Z 4C2
(Address of principal executive offices

(604) 879-9001
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

As of March 31, 2001, 2,365,240 shares of Common Stock, $.001 par value, of Leopard Capital Inc. were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x/

TABLE OF CONTENTS

PART I

ITEM 1.      FINANCIAL STATEMENTS

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II

ITEM 1.      LEGAL PROCEEDINGS

ITEM 5.      OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

PART I

ITEM 1. FINANCIAL STATEMENTS

LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
FINANCIAL STATEMENTS MARCH 31, 2001
(UNAUDITED)

Balance Sheet As Of March 31, 2001 And 2000	F-1

Statements Of Operations For The Three Months Ended March 31, 2001 And 2000
And From Inception Through March 31, 2001	F-2

Statement Of Shareholders' Deficit
From Inception On June 18, 1990 Through March 31, 2001	F-3 to F-6

Statement Of Cash Flows For The Three Months Ended March 31, 2001 And 2000
And From Inception Through March 31, 2001	F-7

Condensed Notes To March 31, 2001 Financial Statements	F-8 to F-10

		F-1
LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
(A Development Stage Company)
BALANCE SHEET MARCH 31, 2001 AND 2000

	March 31, 2001	March 31, 2000
	(Unaudited)	(Unaudited)
ASSETS
CURRENT
Cash	$0	$2,060
Canadian goods and services tax receivable	422	1,595
Total current assets	422	3,655
INVESTMENT IN JOINT VENTURE	0	0
MINERAL PROPERTIES	0	1
Total assets	$422	$3,656
LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT
Accounts payable	$11,349	$63,255
Advances payable to former subsidiary (Note 4)	0	0
Loan from shareholder (Note 4)	0	14,016
Total current liabilities	11,349	77,271
PROMISSORY NOTE PAYABLE (Note 4)	0	24,841
ADVANCES FROM SHAREHOLDERS (Note 4)	100,000	152,316
Total liabilities	111,349	254,428
SHAREHOLDERS' DEFICIT
Share capital (Note 3)	1,155,356	995,441
Deferred foreign currency translation loss	0	(3,915)
Deficit accumulated during the development stage	(1,266,283)	(1,242,299)
Total shareholders' deficit	(110,927)	(250,773)
Total liabilities and shareholders' deficit	$422	$3,655

(See accompanying notes)

			F-2
LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
(A Development Stage Company)
STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH MARCH 31, 2001

	Cumulative	For The Three	For The Three
	Total Since	Months Ended	Months Ended
	Inception	March 31, 2001	March 31, 2000
	(Unaudited)	(Unaudited)	(Unaudited)
STATEMENT OF SHAREHOLDERS' DEFICIT
Exploration and development	$19,885	$0	$0
Write off of investment in joint venture	60,463	0	0
Write off of development and property costs	442,529	0	0
Total exploration and development expenses	522,877	0	0
MARKETING EXPENSES
Advertising	2,637	0	0
Courier and postage	7,383	0	0
Meetings	1,357	0	0
Printing	19,056	0	0
Promotion and entertainment	16,454	0	0
Services	58,525	0	0
Telephone and fax	22,438	0	0
Travel	41,305	0	0
Total marketing expenses	169,155	0	0
ADMINISTRATIVE EXPENSES
Accounting and audit fees	40,619	0	(179)
Automobile	2,689	0	0
Bank charges and interest	2,185	0	17
Computer servicing	9,830	0	0
Incorporation expenses written off	6,794	0	0
Insurance	836	0	0
Interest on long term debt	11,991	0	606
Legal	145,208	0	1,507
Management and consulting fees	154,906	6,000	4,128
Meals and entertainment	28	0	0
Office supplies and service	66,960	627	0
Rent	9,021	0	0
SEC filing fees	10,981	0	0
Telephone and fax	7,036	0	0
Transfer agent fees	3,524	0	151
Travel	33,990	0	0
U.S. financial services	28,339	0	0
Wages and benefits	25,930	0	0
Total administrative expenses	560,867	6,627	6,230
LOSS BEFORE OTHER INCOME (LOSS)	(1,252,899)	(6,627)	(6,230)
OTHER INCOME (LOSS)
Interest income	798	0	0
Loss on disposal of capital assets	(11,923)	0	0
Loss on cash settlements of accounts payable	(2,259)	0	0
NET LOSS	($1,266,283)	($6,627)	($6,230)
(See accompanying notes)

					F-3
LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH MARCH 31, 2001
(Unaudited)

					Deficit
					Accumulated
		Common Stock		Additional	During The
	Per			Paid-up	Development
Voting Common Stock	Share	Shares	Par Value	Capital	Stage
Issuance of stock to officers, directors and
other individuals, for an amount equal to
part of the organization costs,
on April 10, 1991	$0.1000	30,000	$300	$2,700
Reorganization of capital reducing the par
value from $.01 / share to $.001 / share			(270)	270
Net loss, year ended December 31, 1994
Balance, December 31, 1992, 1993 & 1994		30,000	30	2,970
Issuance of stock to investment banker,
controlled by a director for services
rendered and valued at the billed amount
for the services	0.5000	12,000	12	5,988
Issuance of common stock to public for cash	0.5000	8,000	8	3,992
Net loss, year ended December 31, 1995
Balance, December 31, 1995		50,000	50	12,950
Issuance of common stock pursuant to stock
options of which 1,220 shares were issued
to an affiliate of the issuer for cash	0.0100	50,000	50	450
Balance prior to stock split		100,000	100	13,400
Stock split effective April, 1996		300,000	300	(300)
Balance after stock split		400,000	400	13,100
Stock issued for acquisition of Dakota
Mining & Exploration, Ltd. ("Dakota")
valued at the net book value of Dakota
at the date of acquisition	0.0069	10,000,000	10,000	59,488
Recognition of deficit accumulated during
the development stage by Dakota up to
the date of acquisition				78,064	($78,064)
Issue of shares to H J S Financial Services,
Inc. for services rendered valued at the
market value of the shares when issued	1.2800	24,000	24	30,732
Issuance of common stock to repay
advances to Canadian Northern Lites, Inc.
made by former directors and valued at the
net book value of those advances which
was less than the market value of the shares	0.1500	4,000,000	4,000	596,822
Net loss, year ended December 31, 1996					(460,106)
Balance at December 31, 1996		14,424,000	$14,424	$778,206	($538,170)
(See accompanying notes)

					F-4
LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH MARCH 31, 2001
(Unaudited)

					Deficit
					Accumulated
		Common Stock		Additional	During The
	Per			Paid-up	Development
Voting Common Stock (Continued)	Share	Shares	Par Value	Capital	Stage

Balance at December 31, 1996		14,424,000	$14,424	$778,206	($538,170)
Issuance of common stock for services to
former legal counsel valued at the billed
value for the services rendered	$0.1700	570,000	570	98,911
Fair value of donated accounting services
provided by a former director				2,000
Net loss, year ended December 31, 1997					(521,159)
Balance at December 31, 1997		14,994,000	14,994	879,117	(1,059,329)
Issuance of common stock to former directors
to repay amounts advanced by them to the
Company and the shares are valued at the
value of the amount owing to them	0.1200	667,000	667	82,672
Issuance of common stock to an arm's
length supplier to repay the amount owing
and shares valued at the fair value of
the shares issued	0.0600	50,000	50	2,942
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the market
value of the shares issued	0.0100	1,500,000	1,500	13,500
Net loss, year ended December 31, 1998					(118,524)
Balance at December 31, 1998		17,211,000	17,211	978,231	(1,177,853)
Net loss, year ended December 31, 1999					(58,216)
Balance at December 31, 1999		17,211,000	$17,211	$978,231	($1,236,069)

(See accompanying notes)

					F-5
LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH MARCH 31, 2001
(Unaudited)

					Deficit
					Accumulated
		Common Stock		Additional	During The
	Per			Paid-up	Development
Voting Common Stock (Continued)	Share	Shares	Par Value	Capital	Stage

Balance at December 31, 1999		17,211,000	$17,211	$978,231	($1,236,069)
Cancellation of shares in consideration for
the release by the Company of its 20%
joint venture interest	0.0000	(2,080,000)	(2,080)	2,079
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the market
value of the shares issued	0.0050	4,000,000	4,000	16,000
Balance prior to reverse stock split		19,131,000	19,131	996,310
Reverse stock split effective December 1, 2000		(18,365,760)	(18,366)	18,366
Balance after reverse stock split		765,240	765	1,014,676
Cost amount of shares of subsidiary
that were distributed to the shareholders				(1)
Reversal of prior year management fees
charged by a related party				36,995
Recognition of the loss in net assets
created by the spin-off of the former
subsidiary (Note 3)				(657)
Balance of voting common stock as at
December 31, 2000		765,240	$765	$1,051,013
Conversion of non-voting common stock to
voting common stock		1,600,000	$1,600	101,978
Balance of voting common stock as at
March 31, 2001		765,240	$2,365	$1,152,991

(See accompanying notes)

					F-6
LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH MARCH 31, 2001
(Unaudited)

					Deficit
					Accumulated
		Common Stock		Additional	During The
	Per			Paid-up	Development
Non-voting Common Stock	Share	Shares	Par Value	Capital	Stage
Issuance of non-voting common shares
to a director and companies controlled by
him to reduce debts owing by the Company
and its subsidiary to those parties	0.0025	40,000,000	$40,000	$60,000
Reverse stock split effective December 1, 2000		(38,400,000)	(38,400)	38,400
Balance after reverse stock split		1,600,000	1,600	98,400
Reversal of prior year management fees
charged by a related party				3,643
Recognition of the loss in net assets
created by the spin-off of the former
subsidiary				(65)
Balance of non-voting common stock as at
December 31, 2000		1,600,000	$1,600	$101,978

Net loss, year ended December 31, 2000					(23,587)
Balance of voting and non-voting common
stock at December 31, 2000		2,365,240	2,365	1,152,991	(1,259,656)

Conversion of non-voting common stock to
voting common stock		(1,600,000)	($1,600)	($101,978)
Balance of non-voting common stock as at
March 31, 2001		0	$0	$0

Net loss, three-months ended March 31, 2001					(6,627)
Balance of voting and non-voting common
stock at March 31, 2001		2,365,240	$2,365	$1,152,991	($1,266,283)

Subsequent Event
Issuance of Voting Common Stock on
April 15, 2001 to a director and companies
controlled by a current director to repay an
amount owing and valued at the market
value of the shares issued		3,000,000	3,000	117,000
Balance of voting and non-voting common
stock as at April 15, 2001		5,365,240	5,365	1,269,991

(See accompanying notes)

			F-7
LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH MARCH 31, 2001

	Cumulative	For the Three	For The Three
	Total Since	Months Ending	Months Ending
	Inception	Mar. 31, 2001	Mar. 31, 2000
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($1,266,283)	($6,627)	($6,230)
Items not involving an outlay of cash
Non-cash accounting services of a former director	2,000
Loss (gain) on disposal of capital assets	11,923	0	0
Write off of incorporation costs	794	0	0
Write down of investment in joint venture	60,463	0	0
Write down of development and property costs	442,529	0	0
Loss (gain) on cash settlements of accounts payable	2,260	0	0
Change in working capital items
Canadian goods and services tax receivable	(1,922)	(422)	(95)
Accounts payable increase before part of the
balance was settled by issuing shares	206,631	11,349	5,703
Net cash (used in) received from operating activities	(541,605)	4,300	(621)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	151,502	0	0
Stock issued on exercise of stock options	500	0	0
Loan from shareholder	14,016	0	0
Advances from former subsidiary	0	(4,300)	0
Advances from shareholders before part of the
Balance was settled by issuing shares	866,457	0	598
Net cash from financing activities	1,032,475	(4,300)	598
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(11,949)	0	0
Proceeds from disposal of fixed assets	26	0	0
Incorporation costs	(794)	0	0
Mineral property payments	(478,153)	0	0
Net cash (used in) received from investing activities	(490,870)	0	0
NET DECREASE IN CASH	0	0	(23)
CASH AT BEGINNING OF YEAR	0	0	2,083
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	0	0	0
CASH AT END OF YEAR	$0	$0	$2,060

(See accompanying notes)

F-8
LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
(A Development Stage Company)
CONDENSED NOTES TO MARCH 31, 2001 FINANCIAL STATEMENTS
(Unaudited)

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
notes included in the Company's Form 10KSB for the fiscal year ended December
31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of operating results for the fiscal year.

2.	COMPARATIVE FIGURES

The comparative figures as shown for the three-months ending March 31, 2000 are the consolidated financial results of the Company and its wholly-owned subsidiary. As a result of the
December 1, 2000 spin-off of this subsidiary, the financial results for the three-months ending March 31, 2001 do not include this former subsidiary.

3.	SHARE CAPITAL

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

After the merger with Leopard Capital Inc., the authorized share capital consisted of
100,000,000 shares with a par value of $.001. The shareholders of Leopard Capital Inc.
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

						F-9
LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
(A Development Stage Company)
CONDENSED NOTES TO MARCH 31, 2001 FINANCIAL STATEMENTS
(Unaudited)

3.	SHARE CAPITAL (Continued)

	(b)	Issued and Outstanding
			# of Shares		Paid Up Capital
			Mar. 31,2001	Mar. 31, 2000	Mar. 31, 2001	Mar. 31, 2000
		Voting common shares
		Par value			$2,365	$605
		Additional paid-up capital			1,152,991	994,836
		Total	2,365,240	605,240	1,155,356	995,441
		Non-voting common shares
		Par value			0
		Additional paid-up capital			0
		Total	0	0	0
		Total	2,365,240	605,240	$1,155,356	$995,441

		The March 31, 2000 number of Voting Common shares, par value and additional paid-up capital
		have been retroactively adjusted for the December 1, 2000 reverse stock split.

		Subsequent Event

		Subsequent to the end of the first quarter, the Company issued on April 15, 2001, 3,000,000 shares
		of Voting Common Stock to a company controlled by the President and a Director of the Company
		for total proceeds of $120,000. These proceeds were used to repay Advances from Shareholders.

		Impact on Balance Sheet		Balance	Subsequent	Balance
				Mar. 31, 2001	Event	Apr. 15, 2001
		Advances from Shareholders		$100,000	($100,000)	$0
		Share Capital
		Par Value - Voting Common shares		$2,365	$3,000	$5,365
		Additional paid-up capital - Voting Common Shares		1,152,991	117,000	1,269,991
		Totals		$1,255,356	$20,000	$1,275,356

	(c)	Net Earnings (Loss) Per Share

					Mar. 31, 2001	Mar. 31, 2000
		Net earnings (loss)			($6,627)	($6,230)
		Weighted number of common shares issued (after giving
		(retroactive effect to December 1, 2000 reverse stock split)			1,411,377	687,531

		Net earning (loss) per share			$0.00	($0.01)

		Fully diluted net earnings (loss) per share are not presented because the Company has a net loss
		which makes the conversion anti-dilutive.

F-10
LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
(A Development Stage Company)
CONDENSED NOTES TO MARCH 31, 2001 FINANCIAL STATEMENTS
(Unaudited)

3.	SHARE CAPITAL (Continued)

	(d)	Warrants To Purchase Shares

On October 25, 2000 the Company issued warrants to purchase 20,000,000 non-voting common at $.01 per share until October 25, 2003 to the holders of the non-voting common shares. As a result of the reverse stock split effective December 1, 2000, the warrants were adjusted to purchase 800,000 non-voting common shares at $.25 per share.

4.	RELATED PARTIES

	(a)	Advances From Former Subsidiary

The amount due to the former subsidiary was unsecured, non-interest bearing and has no specific terms of repayment. The balance at March 31, 2001 was $0.

	(b)	Loan From Shareholder

This amount due to a shareholder required interest at 12% per annum. The loan plus interest accrued at 12% per annum was repaid by the issue of share capital in October 2000.

	(c)	Promissory Note Payable

This amount due to a shareholder required interest at 8% per annum. The loan plus interest accrued at 8% per annum was repaid by the issue of share capital in October 2000.

	(d)	Advances From Shareholders

The amount due to the shareholders is unsecured, non-interest bearing and has no specific terms of repayment. A portion of these amounts were repaid by the issue of share capital on October 25, 2000 with a balance of $100,000 remaining. Subsequent to the end of the first quarter, the 100,000 balance was repaid by an issue of share capital on April 15, 2001.

	(e)	Conversion Of Non-Voting Shares to Voting Shares

In order to simplify the Company's share structure, the Company on
January 4, 2001 converted the 1,600,000 outstanding Non-Voting Common
Shares issued on October 25, 2000 to Hudson Capital Corporation, a company controlled by T.G. Cook, President and Director of the Company, to
Voting Common Shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has minimal cash and has not yet developed any producing mines. The Company has no history of earnings, and due to the nature of its business, there can be no assurance that the Company will be profitable. Since the Company has been a development stage company since inception and has not generated revenues, the Company operates with minimal overhead. The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.

The Company's primary activity for the quarter ended March 31, 2001 has been to seek, investigate and, if such investigation warrants, acquire controlling interest in business opportunities presented to it by persons or firms involved in any appropriate business who wish to seek the advantages of being acquired by the Company.

In view of the Company's very limited capital, Company management will continue to seek out potential joint-venture partners with capital and expertise. At present management is not aware of any joint-venture proposals offered to the Company.

The Company has not conducted any product research and development and currently has no plans to conduct any product research and development. Management is not aware of any expected purchase or sale of any plant or of any significant equipment. Management is not aware of any expected significant changes in the number of employees.

In order to simplify the Company's share structure, the Company on January 4, 2001 converted the 1,600,000 outstanding Non-Voting Common Shares issued on October 25, 2000 to Hudson Capital Corporation, a company controlled by T.G. Cook, President and Director of the Company, to Voting Common Shares.

Subsequent to the end of the first quarter the Company issued, on April 15, 2001, 3,000,000 shares of Voting Common Stock with a par value of $.001 to a company controlled by T.G. Cook, President and a Director of the Company, for total proceeds of $120,000. The proceeds from this issue were used to repay advances from shareholders.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at March 31, 2001 was $0, compared to $0 at December 31, 2000.

At March 31, 2001, the Company had a negative working capital position of ($10,927), compared to ($4,300) at December 31, 2000.

RESULTS OF OPERATION

The Company had no revenue for the three-month period ended March 31, 2001 compared to no revenue for the three-month period ended March 31, 2000.

The Company recorded a net loss of ($6,627) for the three month period ended March 31, 2001 compared to a net loss of ($6,230) for the three-month period ended March 31, 2000.

The Company incurred administrative expenses of $6,627 for the quarter ended March 31, 2001 compared to $6,230 for the quarter ended March 31, 2000.

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

DESCRIPTION OF PROPERTY

None.

DESCRIPTION OF SECURITIES

The Company's authorized capital is 200,000,000 shares of common stock with $0.001 par value. As of March 31, 2001, there were 2,365,240 shares of Voting Common Stock issued and outstanding, reflecting the conversion of 1,600,000 shares of Non-Voting Common Stock to the same number of shares of Voting Common Stock, effective January 4, 2001, as described in 4(e) in the Condensed Notes To March 31, 2001 Financial Statements.

Subsequent to the end of the first quarter the Company issued, on April 15, 2001, 3,000,000 shares of Voting Common Stock with a par value of $.001 to a company controlled by T.G. Cook, President and a Director of the Company, for total proceeds of $120,000. The proceeds from this issue were used to repay advances from shareholders.

Debt Securities to be Registered

Not applicable.

American Depository Receipts

Not applicable

Other Securities to be Registered

Not applicable.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits 27 Financial Data Schedule – Not included.

(B) The Company did not file any reports on Form 8-K during the three month period ended March 31, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

LEOPARD CAPITAL, INC.

(formerly CANADIAN NORTHERN LITES, INC.)

By: /s/ Terry G. Cook

Name: Terry G. Cook

Title: President

May 18, 2001