Form 10QSB
period 2001-06-30
LEOPARD CAPITAL INC
filed 2001-08-13
CIK 1039726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

JUNE 30, 2001

Commission File Number 000-30644

LEOPARD CAPITAL, INC.
(formerly CANADIAN NORTHERN LITES, INC.)

(Exact name of registrant as specified in its charter)

Nevada, USA	98-0348086
(State or other Jurisdiction	(IRS Employer Identification No.)
of Incorporation or Organization)

Suite U-13 Broadway Plaza, 601 W. Broadway, Vancouver, B.C. V5Z 4C2
(Address of principal executive offices

(604) 879-9001
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

As of June 30, 2001, 5,479,577 shares of Common Stock, $.001 par value, of Leopard Capital Inc. were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x/

TABLE OF CONTENTS

PART I

ITEM 1.      FINANCIAL STATEMENTS

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II

ITEM 1.      LEGAL PROCEEDINGS

ITEM 5.      OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

PART I

ITEM 1. FINANCIAL STATEMENTS

LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
FINANCIAL STATEMENTS JUNE 30, 2001
(UNAUDITED)

Balance Sheet As Of June 30, 2001 And December 31, 2000	F-1

Statements Of Operations For The Quarter & Six-Months Ended June 30, 2001 And 2000
And From Inception Through June 30, 2001	F-2

Statement Of Shareholders' Deficit
From Inception On June 18, 1990 Through June 30, 2001	F-3 to F-6

Statement Of Cash Flows For The Six-Months Ended June 30, 2001 And 2000
And From Inception Through June 30, 2001	F-7

Condensed Notes To June 30, 2001 Financial Statements	F-8 to F-10

F-1
LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
(A Development Stage Company)
BALANCE SHEET JUNE 30, 2001 AND DECEMBER 31, 2000

	June 30, 2001	Dec. 31, 2000
	(Unaudited)	(Unaudited)
ASSETS
CURRENT
Cash	$0	$0
Canadian goods and services tax receivable	0	0
Total current assets	0	0
INVESTMENT IN JOINT VENTURE	0	0
MINERAL PROPERTIES	0	0
Total assets	$0	$0
LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT
Accounts payable	$0	$0
Advances payable to former subsidiary (Note 4)	0	4,300
Loan from shareholder	0	0
Total current liabilities	0	4,300
PROMISSORY NOTE PAYABLE	0	0
ADVANCES FROM SHAREHOLDERS (Note 4)	0	100,000
Total liabilities	0	104,300
SHAREHOLDERS' DEFICIT
Share capital (Note 3)	1,279,929	1,155,356
Deferred foreign currency translation loss	0	0
Deficit accumulated during the development stage	(1,279,929)	(1,259,656)
Total shareholders' equity (deficit)	0	(104,300)
Total liabilities and shareholders' deficit	$0	$0

(See accompanying notes)

F-2
LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
(A Development Stage Company)
STATEMENT OF OPERATIONS FOR THE QUARTER & SIX MONTHS ENDED JUNE 30, 2001 AND 2000
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH JUNE 30, 2001

		For The	For The	For The	For The
		Three	Three	Six	Six
		Months	Months	Months	Months
	Cumulative	Ended	Ended	Ended	Ended
	Total Since	June 30,	June 30,	June 30,	June 30,
	Inception	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

STATEMENT OF SHAREHOLDERS' DEFICIT
Exploration and development	$19,885	$0	$0	$0	$0
Write off of investment in joint venture	60,463	0	0	0	0
Write off of development and property costs	442,529	0	0	0	0
Total exploration and development expenses	522,877	0	0	0	0
MARKETING EXPENSES
Advertising	2,637	0	0	0	0
Courier and postage	7,383	0	0	0	0
Meetings	1,357	0	0	0	0
Printing	19,056	0	0	0	0
Promotion and entertainment	16,454	0	0	0	0
Services	58,525	0	0	0	0
Telephone and fax	22,438	0	0	0	0
Travel	41,305	0	0	0	0
Total marketing expenses	169,155	0	0	0	0
ADMINISTRATIVE EXPENSES
Accounting and audit fees	45,496	4,877	(1,578)	4,877	(1,757)
Automobile	2,689	0	0	0	0
Bank charges and interest	2,185	0	18	0	35
Computer servicing	9,830	0	0	0	0
Incorporation expenses written off	6,794	0	0	0	0
Insurance	836	0	0	0	0
Interest on long term debt	11,991	0	905	0	1,511
Legal	145,208	0	1,004	0	2,511
Management and consulting fees	160,906	6,000	6,098	12000	10,226
Meals and entertainment	28	0	0	0	0
Office supplies and service	69,355	2,395	336	3022	336
Rent	9,021	0	0	0	0
SEC filing fees	10,981	0	0	0	0
Telephone and fax	7,036	0	0	0	0
Transfer agent fees	3,898	374	450	374	601
Travel	33,990	0	0	0	0
U.S. financial services	28,339	0	0	0	0
Wages and benefits	25,930	0	0	0	0
Total administrative expenses	574,513	13,646	7,233	20,273	13,463
LOSS BEFORE OTHER INCOME (LOSS)	(1,266,545)	(13,646)	(7,233)	(20,273)	(13,463)
OTHER INCOME (LOSS)
Interest income	798	0	0	0	0
Loss on disposal of capital assets	(11,923)	0	0	0	0
Loss on cash settlements of accounts payable	(2,259)	0	0	0	0
NET LOSS	($1,279,929)	($13,646)	($7,233)	($20,273)	($13,463)

(See accompanying notes)

F-3
LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH JUNE 30, 2001
(Unaudited)

					Deficit
					Accumulated
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

(See accompanying notes)

F-4
LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH JUNE 30, 2001
(Unaudited)

					Deficit
					Accumulated
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

(See accompanying notes)

F-5
LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH JUNE 30, 2001
(Unaudited)

					Deficit
					Accumulated
				Additional	During The
	Per			Paid-up	Development
Non-voting Common Stock	Share	Shares	Par Value	Capital	Stage
Balance at December 31, 1999		17,211,000	$17,211	$978,231	($1,236,069)
Cancellation of shares in consideration for
the release by the Company of its 20%
joint venture interest	0.0000	(2,080,000)	(2,080)	2,079
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the market
value of the shares issued	0.0050	4,000,000	4,000	16,000
Balance prior to reverse stock split		19,131,000	19,131	996,310
Reverse stock split effective December 1, 2000		(18,365,760)	(18,366)	18,366
Balance after reverse stock split		765,240	765	1,014,676
Cost amount of shares of subsidiary
that were distributed to the shareholders				(1)
Reversal of prior year management fees
charged by a related party				36,995
Recognition of the loss in net assets
created by the spin-off of the former
subsidiary				(657)
Balance of voting common stock as at
December 31, 2000		765,240	$765	$1,051,013
Conversion of non-voting common stock to
voting common stock		1,600,000	$1,600	101,978
Issuance of Voting Common Stock on
April 15, 2001 to a company of which Leopard's
President is the President and a Director of the
company to repay an amount owing and valued
at the market value of the shares issued	0.04	3,000,000	3,000	117,000
Issuance of Voting Common Stock on
June 30, 2001 to a company of which Leopard's
President is the President and a Director of the
company to repay an amount owing and valued
at the market value of the shares issued	0.04	114,337	114	4,459
Balance of voting common stock as at
June 30, 2001		5,479,577	$5,479	$1,274,450

(See accompanying notes)

F-6
LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH JUNE 30, 2001
(Unaudited)

					Deficit
					Accumulated
				Additional	During The
	Per			Paid-up	Development
Non-voting Common Stock	Share	Shares	Par Value	Capital	Stage
Issuance of non-voting common shares
to a director and companies controlled by
him to reduce debts owing by the Company
and its subsidiary to those parties	0.0025	40,000,000	$40,000	$60,000
Reverse stock split effective December 1, 2000		(38,400,000)	(38,400)	38,400
Balance after reverse stock split		1,600,000	1,600	98,400
Reversal of prior year management fees
charged by a related party				3,643
Recognition of the loss in net assets
created by the spin-off of the former
subsidiary				(65)
Balance of non-voting common stock as at
December 31, 2000		1,600,000	$1,600	$101,978

Net loss, year ended December 31, 2000					(23,587)
Balance of voting and non-voting common
stock at December 31, 2000		2,365,240	2,365	1,152,991	(1,259,656)

Conversion of non-voting common stock to
voting common stock		(1,600,000)	($1,600)	($101,978)
Balance of non-voting common stock as at
June 30, 2001		0	$0	$0

Net loss, six-months ended June 30, 2001					(20,273)
Balance of voting and non-voting common
stock at June 30, 2001		5,479,577	$5,479	$1,274,450	($1,279,929)

(See accompanying notes)

F-7
LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH JUNE 30, 2001

		For the Six	For The Six
	Cumulative	Months	Months
	Total Since	Ending	Ending
	Inception	Jun. 30, 2001	Jun. 30, 2000
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($1,278,929)	($20,273)	($13,463)
Items not involving an outlay of cash
Non-cash accounting services of a former director	2,000
Loss (gain) on disposal of capital assets	11,923	0	0
Write off of incorporation costs	794	0	0
Write down of investment in joint venture	60,463	0	0
Write down of development and property costs	442,529	0	0
Loss (gain) on cash settlements of accounts payable	2,260	0	0
Change in working capital items
Canadian goods and services tax receivable	(1,500)	0	1,367
Accounts payable increase before part of the
balance was settled by issuing shares	206,631	0	9,762
Net cash (used in) received from operating activities	(566,178)	(20,273)	(2,334)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	151,502	0	0
Stock issued on exercise of stock options	500	0	0
Loan from shareholder	14,016	0	0
Advances from former subsidiary	4,300	0	0
Advances from shareholders before part of the
balance was settled by issuing shares	86,730	20,273	1,423
Net cash from financing activities	1,057,048	20,273)	1,423
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(11,949)	0	0
Proceeds from disposal of fixed assets	26	0	0
Incorporation costs	(794)	0	0
Mineral property payments	(478,153)	0	0
Net cash (used in) received from investing activities	(490,870)	0	0
NET DECREASE IN CASH	0	0	(911)
CASH AT BEGINNING OF YEAR	0	0	2,083
FOREIGN CURRENCY TRANSLATION GAIN (LOSS)	0	0	0
CASH AT END OF YEAR	$0	$0	$1,172

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES

SHARES ISSUED TO REPAY CURRENT AND
LONG-TERM DEBT
Par value	$13,967	$3,114
Additional paid up capital	971,996	121,459
Total	$985,963	$124,573

DEBT REPAID
Accounts payable	$124,391
Advances from shareholders	840,131	$120,273
Gain on settlement of debt	2,260
Loan from shareholder	14,016
Promissory note payable issued for property	865
Advances from former subsidiary	4,300	4,300
Total debt repaid	985,963	$124,573

(See accompanying notes)

F-8
LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
(A Development Stage Company)
CONDENSED NOTES TO JUNE 30, 2001 FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements have been prepared by LEOPARD CAPITAL, INC. (formerly
CANADIAN NORTHERN LITES INC.) without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements include normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the information presented is not misleading. These condensed financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company's Form 10KSB for the fiscal year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of operating results for the fiscal year.

2.	COMPARATIVE FIGURES

The comparative figures as shown for the quarter and six-months ending June 30, 2000 are the consolidated financial results of the Company and its wholly-owned subsidiary. As a result of the
December 1, 2000 spin-off of this subsidiary, the financial results for the six-months ending
June 30, 2001do not include this former subsidiary.

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

After the merger with Leopard Capital Inc., the authorized share capital consisted of 100,000,000 shares with a par value of $.001. The shareholders of Leopard Capital Inc. passed a resolution to amend the Articles of Incorporation to increase the authorized share capital to 200,000,000 shares with a par value of $.001 per share. This change in authorize share capital, which was done to be consistent with the changed authorized share capital of Canadian Northern Lites, Inc.
before the merger, allows the directors to determine, at the time of issue, the voting rights, the dividend rate, redemption price, liquidation rights, conversion rights and any other rights as allowed by the laws of Nevada.

F-9
LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
(A Development Stage Company)
CONDENSED NOTES TO JUNE 30, 2001 FINANCIAL STATEMENTS
(Unaudited)

3.	SHARE CAPITAL (Continued)

	(b)	Issued and Outstanding
		# of Shares	Paid Up Capital

Jun. 30, 2001	Jun. 30, 2000	Jun. 30, 2001	Jun. 30, 2000
		Voting common shares
			Par value			$5,479	$605
			Additional paid-up capital			1,274,450	994,836
			Total	5,479,577	605,240	1,279,929	995,441
		Non-voting common shares
			Par value	0	0	0	0
			Additional paid-up capital	0	0	0	0
			Total	0	0	0	0
		Total		5,479,577	605,240	$1,279,929	$995,441

		The June 30, 2000 number of Voting Common shares, par value and additional paid-up capital
		have been retroactively adjusted for the December 1, 2000 reverse stock split.

	(c)	Net Earnings (Loss) Per Share

						Jun. 30, 2001	Jun. 30, 2000
		Net earnings (loss)				($20,273)	($6,230)
		Weighted number of common shares issued (after
			giving retroactive effect to December 1, 2000
			reverse stock split)			2,474,829	666,844

		Net earning (loss) per share				($0.01)	($0.01)

		Fully diluted net earnings (loss) per share are not presented because the Company has a net loss
		which makes the conversion anti-dilutive.

F-10
LEOPARD CAPITAL, INC.
(FORMERLY CANADIAN NORTHERN LITES, INC.)
(A Development Stage Company)
CONDENSED NOTES TO JUNE 30, 2001 FINANCIAL STATEMENTS
(Unaudited)

3.	SHARE CAPITAL (Continued)

	(d)	Warrants To Purchase Shares

On October 25, 2000 the Company issued warrants to purchase 20,000,000 Non-Voting Common
Shares at $.01 per share until October 25, 2003 to the holders of the non-voting common shares.
As a result of the reverse stock split effective December 1, 2000, the warrants were adjusted to purchase 800,000 non-voting common shares at $.25 per share. On January 4, 2001, these warrants were cancelled as part of the agreement to convert Non-Voting Shares to Voting Shares
(Note 4-c).

4.	RELATED PARTIES

	(a)	Advances From Former Subsidiary

The amount due to the former subsidiary was unsecured, non-interest bearing and has no specific terms of repayment. The balance at June 30, 2001 was $0.

	(b)	Advances From Shareholders

The amount due to the shareholders is unsecured, non-interest bearing and has no specific terms of repayment. A portion of these amounts were repaid by the issue of share capital on
October 25, 2000 with a balance of $100,000 remaining. Due to accrued management fees and miscellaneous expenses this balance increased until it was paid in full by means of a $120,000 issue of Common Stock on April 15, 2001 and a $4,573 issue of Common Stock on
June 30, 2001. The balance at June 30, 2001 was $0.

	(c)	Conversion Of Non-Voting Shares to Voting Shares

In order to simplify the Company's share structure, the Company on January 4, 2001 converted the 1,600,000 outstanding Non-Voting Common Shares issued on October 25, 2000 to Hudson
Capital Corporation, a company controlled by T.G. Cook, President and Director of the
Company, to Voting Common Shares.

As part consideration for this conversion from Non-Voting to Voting Stock, Hudson Capital
Corporation forfeited the warrants it held to purchase 800,000 Non-Voting Common Shares of the Company and these warrants were cancelled.

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

The Company's primary activity for the quarter ended June 30, 2001 has been to seek, investigate and, if such investigation warrants, acquire controlling interest in business opportunities presented to it by persons or firms involved in any appropriate business who wish to seek the advantages of being acquired by the Company.

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

In order to simplify the Company's share structure, the Company on January 4, 2001 converted the 1,600,000 outstanding Non-Voting Common Shares issued on October 25, 2000 to Hudson Capital Corporation, a company controlled by T.G. Cook, President and Director of the Company, to Voting Common Shares.  As part consideration for this conversion from Non-Voting to Voting Stock, Hudson Capital Corporation forfeited the warrants it held to purchase 800,000 Non-Voting Common Shares of the Company and the warrants were cancelled.

The Company issued, on April 15, 2001, 3,000,000 shares of Voting Common Stock with a par value of $.001 to a company of which Leopard's President is the President and a Director of the company for total proceeds of $120,000. The proceeds from this issue were used to repay advances from shareholders.

The Company issued, on June 30, 2001, 114,337 shares of Voting Common Stock with a par value of $.001 to a company of which Leopard's President is the President and a Director of the company for total proceeds of $4,573. The proceeds from this issue were used to repay advances from shareholders.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at June 30, 2001 was $0, compared to $0 at December 31, 2000.

At June 30, 2001, the Company had a working capital position of $0, compared to ($4,300) at December 31, 2000.

RESULTS OF OPERATION

The Company had no revenue for the quarter and six-month period ended June 30, 2001 compared to no revenue for the quarter and six-month period ended June 30, 2000.

The Company recorded a net loss of ($13,646) for the quarter ended June 30, 2001 and a net loss of ($20,273) for the six-month period ended June 30, 2001 compared to a net loss of ($7,233) for the quarter ended June 30, 2000 and a net loss of ($13,463) for the six-month period ended June 30, 2000.

The Company incurred administrative expenses of $13,646 for the quarter ended June 30, 2001 and administrative expenses of $20,273 for the six-month period ended June 30, 2001 compared to $7,233 for the quarter ended June 30, 2000 and $13,463 for the six-month period ended June 30, 2000.

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

DESCRIPTION OF PROPERTY

None.

DESCRIPTION OF SECURITIES

The Company's authorized capital is 200,000,000 shares of common stock with $0.001 par value.  As of June 30, 2001, there were 5,479,577 shares of Voting Common Stock issued and outstanding, reflecting the conversion of 1,600,000 shares of Non-Voting Common Stock to the same number of shares of Voting Common Stock, effective January 4, 2001, as described in 4(c) in the Condensed Notes To June 30, 2001 Financial Statements, and reflecting the Company's issue on April 15, 2001, of  3,000,000 shares of Voting Common Stock and the Company's issue on June 30, 2001 of 114,337 shares of Voting Common Stock with a par value of $.001 to a company of which Leopard's President is the President and a Director of the company for total proceeds of $124,573.  The proceeds from this issue were used to repay advances from shareholders.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits 27 Financial Data Schedule - Not included.

(B) The Company did not file any reports on Form 8-K during the three month period ended June 30, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

LEOPARD CAPITAL, INC.
(formerly CANADIAN NORTHERN LITES, INC.)

By: /s/ Terry G. Cook

Name: Terry G. Cook
Title: President

August 13, 2001