Form 10KSB
period 2001-12-31
LEOPARD CAPITAL INC
filed 2002-03-06
CIK 1039726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

Commission file number 000-30644

Leopard Capital, Inc. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0348086 (I.R.S. Employer Identification No.)

601 W Broadway Suite U13, Vancouver, BC (Address of principal executive offices)	V5Z 4C2 (Zip Code)

Issuer's telephone number (604) 879-3001

Securities registered under Section 12(b) of the Exchange Act:

Title of each class ___________________________________ ___________________________________	Name of each exchange on which registered ___________________________________ ___________________________________

Securities registered under Section 12(g) of the Exchange Act:

Voting Common Shares ($0.001 par value) (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes     [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes     [x] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
5,495,826 common voting shares, $0.001 par value, issued and outstanding as of March 6, 2002

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ____;     No _x___

Table of Contents

PART I

Item 1.  Description of Business
Item 2.  Description of Property
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
Item 6.  Management's Discussion and Analysis or Plan of Operation
Item 7.  Financial Statements
Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.  Executive Compensation
Item 11.  Security Ownership of Certain Beneficial Owners and Management
Item 12.  Certain Relationships and Related Transactions
Item 13.  Exhibits and Reports on Form 8-K

Signatures

PART I

Item 1.  Description of Business

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

The Company's principal office is located at Suite U-13 Broadway Plaza, 601 West Broadway, Vancouver, British Columbia V5Z 4C2.  The contact person is Mr. T.G. Cook, President and a member of the Board of Directors.  The telephone number is (604) 879-3001 and the facsimile number is (604) 879-9004.  The Company currently does not maintain a website.

The Company's authorized capital includes 200,000,000 shares of common stock with $0.001 par value.  As of the close of the Company's latest fiscal year, December 31, 2001, there were 5,495,826 shares of common stock outstanding.

The Company's common stock trades on the OTC Bulletin Board in the U.S. with the symbol "LEOR".

The information in this 10-KSB is current as of March 6, 2002, unless otherwise indicated.

Historical Corporate Development

The Company was incorporated in the state of Nevada on June 18, 1990 as QQQ Huntor Associates, Inc. On July 21, 1995, the Company changed its domicile to the state of Texas and merged into a Texas corporation called Unimex Transnational Consultants, Inc.  On April 26, 1996, the Company reorganized and acquired all the issued and outstanding stock of Dakota Mining & Exploration Ltd. ("Dakota") for total compensation of 10,000,000 shares of the Company's common stock.  At this time the name of the Company was changed to Canadian Northern Lites, Inc.  As a result of that transaction, Dakota became a wholly owned subsidiary of the Company.

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

On May 5, 1998, the Company's wholly-owned subsidiary, Dakota Mining & Exploration Ltd., acquired a 100% interest in the Way I Claim, the Banjo I Claim and the Banjo II Claim in south-eastern British Columbia, Canada.

On March 27, 2000, the Company reached a formal agreement with the former Joint Venture Party for the Company to return its 20% interest in the joint venture in exchange for the Joint Venture Party returning 2,080,000 shares of the Company back to the Company for cancellation and releasing the Company from any claim arising from the Option Agreement or the British Columbia Supreme Court Action.  A Consent Dismissal Order was filed and the shares were returned to the Company.

On December 1, 2000, all of the shares of Dakota were distributed to the shareholders of Leopard Capital, with Dakota retaining ownership of the Way I, Banjo I and Banjo II mineral claims.

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

History Of Net Losses

Leopard generated net losses for the past three years:

In the fiscal year ended December 31, 2001, Leopard had a net loss of ($20,923); in the fiscal year ended December 31 2000, a net loss of ($23,587); and, in the fiscal year ended December 31, 1999, a net loss of ($58,216).

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

Significant Customers and/or Suppliers

N/A

Employees

At December 31, 2001, the Company operated with the services of its Directors, Executive Officers, and no additional employees or consultants. There is no collective bargaining agreement in place.

Item 2.  Description of Property

Our executive, administrative and operating offices are located at Suite U-13 Broadway Plaza, 601 W. Broadway, Vancouver, B.C., V5Z 4C2.  T.G. Cook, our President and a director, currently provides office space to us at no charge.  We do not have a written lease or sublease agreement and Mr. Cook does not expect to be paid or reimbursed for providing office facilities.  The fair market value of the amount of office space afforded to us is approximately $200.00 per month.

Item 3.  Legal Proceedings

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock trades on the OTC Bulletin Board in the United States, having the trading symbol "LEOR" and CUSIP# 5266R-10-4.  Previously, the Company's common stock traded with the name Canadian Northern Lites, Inc., having the trading symbol "CANL" and CUSIP# 136414-10-9.

Trading volume and high/low/closing prices for the past ten quarters are disclosed in the following tables:

Over-the-Counter Bulletin Board Trading Activity
Leopard Capital, Inc.
(All figures are post-split and have been adjusted to reflect 1:25 Reverse Split which took place on December 1, 2000).

Quarter Ended	High	Low	Close	Volume

12/31/01	$0.10	$0.10	$0.10	2,900
09/30/01	$0.10	$0.10	$0.10	200
06/30/01	$0.10	$0.10	$0.10	6,600
03/31/01	$0.28125	$0.21875	$0.21875	1,000
12/31/00	$0.3125	$0.3125	$0.3125	8,400

Over-the-Counter Bulletin Board Trading Activity
Canadian Northern Lites, Inc.
(All figures are pre-split and have not been adjusted to reflect 1:25 Reverse Split which took place on December 1, 2000.)

Quarter Ended	High	Low	Close	Volume

12/31/00	$0.20	$0.01	$0.03125	165,200
09/30/00	$0.01	$0.01	$0.01	11,700
06/30/00	$0.02	$0.01	$0.02	8,400
03/31/00	$0.005	$0.005	$0.005	2,500
12/31/99	$0.01	$0.005	$0.005	58,500
09/30/99	$0.015	$0.015	$0.015	22,100
06/30/99	$0.015	$0.01	$0.015	11,600

The Company's voting common stock is issued in registered form. Madison Stock Transfer (located in Brooklyn, New York) is the registrar and transfer agent for the voting common stock.

The Company has researched the indirect holdings by depositories and other financial institutions and believes it has in excess of 315 shareholders of its Voting Common stock.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future.  The present policy of the Company is to retain future earnings for use in its operations and expansion of its business.

The Company issued the following unregistered securities during the quarter ended December 31, 2001:

On December 31, 2001, the Company issued 16,259 voting common shares in full satisfaction of $650 owing to Hudson Capital Corporation, a company controlled by T.G. Cook.

Item 6.  Management's Discussion and Analysis or Plan of Operation

On March 6, 2002, Leopard Capital, Inc. (Electronic Bulletin Board: LEOR) entered into a letter of intent to acquire all of the outstanding shares of capital stock of  International Global Positioning, Inc. ("IGP") in exchange for authorized but as yet unissued shares of Leopard Capital, Inc. common stock.

The agreement, structured as a share exchange, calls for a 1:2.739788 reverse split of the shares of Leopard Capital, Inc. currently outstanding.  Each Leopard Capital shareholder will receive one share of stock for each 2.739788 shares currently owned.  After the reverse split there will be approximately 2,000,000 Leopard Capital shares outstanding.  The share exchange with IGP will follow the reverse split resulting in the issuance of approximately 17,000,000 Leopard Capital shares to the current IGP shareholders, and an additional 1,000,000 shares issued to consultants of IGP.

It is the intent of the new management to raise capital by means of a private placement of 1,000,000 common shares.  After completion of the share exchange and the private placement, current Leopard Capital shareholders will own approximately 9.52% of the outstanding shares and current IGP shareholders will own approximately 80.95% of the outstanding shares in the reorganized company.

The reorganization of Leopard Capital's capital structure is subject to approval of the shareholders of Leopard Capital.  The share exchange is subject to the approval of IGP's shareholders.

International Global Positioning, Inc., a development stage company incorporated in Nevada, is focused on the development and distribution of user-friendly consumer-oriented devices that incorporate Global Positioning Technology.  IGP's first device, RES-Q1, targeted at the North American automotive industry, is a Telematic Automatic Tracking and Security System, that offers "real-time" security surveillance and  tracking capabilities, providing an affordable means for RES-Q1 clients to quickly receive emergency assistance and to quickly locate their car if it has been stolen.  Variations of this technology can also be used to locate lost or missing children, lost pets and numerous other related uses.

The transaction is subject to the negotiation of a definitive Share Exchange Agreement.

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

The Company's cash position at December 31, 2001 was $0 compared to $0 at December 31, 2000.

Advances from shareholders, not settled by issuing shares, was $0 at December 31, 2001; compared to $0 at December 31, 2000.

At December 31, 2001, the Company had a working capital position of $0; compared to a negative working capital position of ($4,300) at December 31, 2000.

Because the Company has minimal cash and no earnings, its ability to realize assets and discharge its liabilities through the normal course of its operations is dependent on continued funding from companies controlled by the president, the receipt of additional funds from investors, and the establishment of successful operations.

During the fiscal year ended December 31, 2001, the Company incurred $0 in marketing expenditures; compared to $0 spent on marketing in the fiscal year ended December 31, 2000.

During the fiscal year ended December 31, 2001, the Company incurred management and consulting fees of $12,000; compared to management and consulting fees of $0 incurred in the fiscal year ended December 31, 2000.

During the fiscal year ended December 31, 2001, the Company incurred a total of $20,923 in administrative expenses compared to $23,587 incurred in the fiscal year ended December 31, 2000.

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

Forward-Looking Statements

From time-to-time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission or other regulatory agencies.  Words or phrases "will likely result", "are expected to", "will continue", " is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act").  The Reform Act does not apply to initial registration statements.  The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act.  Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

The risks identified here are not inclusive.  Furthermore, reference is also made to other sections of this 10-KSB that include additional factors that could adversely impact the Company's business and financial performance.  Also, the Company operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ significantly from those contained in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Item 7.  Financial Statements

LEOPARD CAPITAL, INC.
FINANCIAL STATEMENTS
December 31, 2001 AND 2000

Auditors' Report To The Shareholders	F-1

Balance Sheets As Of December 31, 2001 And 2000	F-2

Statements Of Operations For The Years Ended December 31,
2001 And 2000 And From Inception Through December 31, 2001	F-3

Statement Of Shareholders' Deficit From Inception Through
December 31, 2001	F-4 to F-6

Statements Of Cash Flows For The Years Ended December 31,
2001 And 2000 And From Inception Through December 31, 2001	F-7, F-8

Notes To December 31, 2001 And 2000 Financial Statements	F-9 to F-19

F-1

AUDITORS' REPORT

To the Shareholders of
Leopard Capital, Inc.

We have audited the accompanying balance sheets as of December 31, 2001 and 2000 of Leopard
Capital, Inc. (A Development Stage Company and subsidiary of Hudson Capital Corporation) and the related statements of operations, shareholder's deficit and cash flows for the years ended December 31, 2001 and 2000 and from inception to December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of
Leopard Capital, Inc. (A Development Stage Company) as of December 31, 2001 and 2000 and
the results of its operations, changes in shareholders' deficit and changes in cash flows for the years then ended and from inception to December 31, 2001 in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements the company's net capital deficiency, with no assets to generate cash, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McLean Majdanski

/s/ McLean Majdanski

Chartered Accountants
Vancouver, B.C.
February 25, 2002

F-2
LEOPARD CAPITAL, INC.
(A Development Stage Company)
BALANCE SHEETS DECEMBER 31, 2001 AND 2000

	2001	2000

ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT
Advances payable to former subsidiary (Notes 5 and 9)	$0	$4,300
LONG TERM
Advances from shareholders (Notes 5 and 9)	0	100,000
Total liabilities	0	104,300
SHAREHOLDERS' DEFICIT
Share capital (Note 7)	1,280,579	1,155,356
Deficit accumulated during the development stage	(1,280,579)	(1,259,656)
Total shareholders' deficit	0	(104,300)
Total liabilities and shareholders' deficit	$0	$0

(See accompanying notes)

F-3
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 2001

	Cumulative
	Total Since
	Inception	2001	2000

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
Exploration and development	$19,885	$0	$0
Write off of investment in joint venture (Note 4)	60,463	0	0
Write off of development and property costs (Note 4)	442,529	0	0
Total exploration and development expenses	522,877	0	0
MARKETING EXPENSES (Note 5)
Advertising	2,637	0	0
Courier and postage	7,383	0	0
Meetings	1,357	0	0
Printing	19,056	0	0
Promotion and entertainment	16,454	0	0
Services	58,525	0	0
Telephone and fax	22,438	0	0
Travel	41,305	0	0
Total marketing expenses	169,155	0	0
ADMINISTRATIVE EXPENSES (Note 5)
Accounting and audit fees	45,431	4,812	12,613
Automobile	2,689	0	0
Bank charges and interest	2,185	0	59
Computer servicing	9,830	0	0
Incorporation expenses written off	6,794	0	0
Insurance	836	0	0
Interest on long term debt (Notes 5 and 8)	11,991	0	2,162
Legal	145,525	317	5,036
Management and consulting fees	160,906	12,000	0
Meals and entertainment	28	0	0
Office supplies and service	69,420	3,087	1,532
Rent	9,021	0	0
SEC filing fees	10,981	0	0
Telephone and fax	7,036	0	0
Transfer agent fees	4,231	707	2,185
Travel	33,990	0	0
U.S. financial services	28,339	0	0
Wages and benefits	25,930	0	0
Total administrative expenses	575,163	20,923	23,587
LOSS BEFORE OTHER INCOME (LOSS)	(1,267,195)	(20,923)	(23,587)
OTHER INCOME (LOSS)
Interest income	798	0	0
Loss on disposal of capital assets	(11,923)	0	0
Loss on cash settlements of accounts payable	(2,259)	0	0
NET LOSS	($1,280,579)	($20,923)	($23,587)

(See accompanying notes)

F-4
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 2001

					Deficit
					Accumulated
		Common Stock		Additional	During The
	Per			Paid-up	Development
Voting Common Stock	Share	Shares	Par Value	Capital	Stage
Issuance of stock to officers, directors and
other individuals, for an amount equal to
part of the organization costs,
on April 10, 1991	$0.1000	30,000	$300	$2,700
Reorganization of capital reducing the par
value from $.01 / share to $.001 / share			(270)	270
Net loss, year ended December 31, 1994
Balance, December 31, 1992, 1993 & 1994		30,000	30	2,970
Issuance of stock to investment banker,
controlled by a director for services
rendered and valued at the billed amount
for the services	0.5000	12,000	12	5,988
Issuance of common stock to public for cash	0.5000	8,000	8	3,992
Net loss, year ended December 31, 1995
Balance, December 31, 1995		50,000	50	12,950
Issuance of common stock pursuant to stock
options of which 1,220 shares were issued
to an affiliate of the issuer for cash	0.0100	50,000	50	450
Balance prior to stock split		100,000	100	13,400
Stock split effective April, 1996		300,000	300	(300)
Balance after stock split		400,000	400	13,100
Stock issued for acquisition of Dakota
Mining & Exploration, Ltd. ("Dakota")
valued at the net book value of Dakota
at the date of acquisition	0.0069	10,000,000	10,000	59,488
Recognition of deficit accumulated during
the development stage by Dakota up to
the date of acquisition				78,064	($78,064)
Issue of shares to H J S Financial Services,
Inc. for services rendered valued at the
market value of the shares when issued	1.2815	24,000	24	30,732
Issuance of common stock to repay
advances to Canadian Northern Lites, Inc.
made by former directors and valued at the
net book value of those advances which
was less than the market value of the shares	0.1502	4,000,000	4,000	596,822
Net loss, year ended December 31, 1996					(460,106)
Balance at December 31, 1996		14,424,000	$14,424	$778,206	($538,170)

(See accompanying notes)

F-5
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 2001

					Deficit
					Accumulated
		Common Stock		Additional	During The
	Per			Paid-up	Development
Voting Common Stock (Continued)	Share	Shares	Par Value	Capital	Stage
Balance at December 31, 1996		14,424,000	$14,424	$778,206	($538,170)
Issuance of common stock for services to
former legal counsel valued at the billed
value for the services rendered	$0.1745	570,000	570	98,911
Fair value of donated accounting services
provided by a former director				2,000
Net loss, year ended December 31, 1997					(521,159)
Balance at December 31, 1997		14,994,000	14,994	879,117	(1,059,329)
Issuance of common stock to former directors
to repay amounts advanced by them to
the Company and the shares are valued at
the value of the amount owing to them	0.1249	667,000	667	82,672
Issuance of common stock to an arm's
length supplier to repay the amount owing
and shares valued at the fair value of
the shares issued	0.0598	50,000	50	2,942
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the market
value of the shares issued	0.0100	1,500,000	1,500	13,500
Net loss, year ended December 31, 1998					(118,524)
Balance at December 31, 1998		17,211,000	17,211	978,231	(1,177,853)
Net loss, year ended December 31, 1999					(58,216)
Balance at December 31, 1999		17,211,000	17,211	978,231	(1,236,069)
Cancellation of shares in consideration for
the release by the Company of its 20%
joint venture interest (Note 4)	0.0000	(2,080,000)	(2,080)	2,079
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the market
value of the shares issued	0.0050	4,000,000	4,000	16,000
Balance prior to reverse stock split		19,131,000	19,131	996,310
Reverse stock split effective December 1, 2000		(18,365,760)	(18,366)	18,366
Balance after reverse stock split		765,240	765	1,014,676
Cost amount of shares of subsidiary
that were distributed to the shareholders				(1)
Reversal of prior year management fees
charged by a related party (Note 5)				36,995
Recognition of the loss in net assets
created by the spin-off of the former
subsidiary (Note 3)				(657)
Net loss, year ended December 31, 2000					(23,587)
Balance of voting common stock as at
December 31, 2000		765,240	$765	$1,051,013	($1,259,656)

(See accompanying notes)

F-6
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 2001

					Deficit
					Accumulated
		Common Stock		Additional	During The
	Per			Paid-up	Development
Voting Common Stock (Continued)	Share	Shares	Par Value	Capital	Stage
Balance at December 31, 2000		765,240	$765	$1,051,013	($1,259,656)
Conversion of non-voting common stock to
voting common stock		1,600,000	$1,600	101,978
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	$0.0400	3,000,000	3,000	117,000
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	0.0400	114,337	114	4,459
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	0.0400	16,249	16	634
Net loss, year ended December 31, 2001					(20, 923)
Balance, December 31, 2001		5,495,826	$5,495	$1,275,084	($1,280,579)

Non-voting Common Stock
Issuance of non-voting common stock
to the president and companies controlled
by him to reduce debts owing by the
Company and its subsidiary to those
parties	$0.0025	40,000,000	$40,000	$60,000
Reverse stock split effective December 1, 2000		(38,400,000)	(38,400)	38,400
Balance after reverse stock split		1,600,000	1,600	98,400
Reversal of prior year management fees
charged by a related party (Note 5)				3,643
Recognition of the loss in net assets
created by the spin-off of the former
subsidiary (Note 3)				(65)
Balance of non-voting common stock as at
December 31, 2000		1,600,000	1,600	101,978
Conversion of non-voting common stock to
voting common stock		(1,600,000)	($1,600)	($101,978)
Balance of non-voting common stock as at
December 31, 2001		0	$0	$0

(See accompanying notes)

F-7
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 2001

	Cumulative
	Total Since
	Inception	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($1,280,579)	($20,923)	($23,587)
Items not involving an outlay of cash
Non-cash accounting services of a former director	2,000
Loss on disposal of capital assets	11,923	0	0
Write off of incorporation costs	794	0	0
Write off of investment in joint venture	60,463	0	0
Write off of development and property costs	442,529	0	0
Loss on cash settlements of accounts payable	2,260	0	0
Change in working capital items
Canadian goods and services tax receivable	(1,500)	0	0
Accounts payable increase before part of the
balance was settled by issuing shares	216,205	20,923	13,289
Net cash (used in) received from operating activities	(545,905)	0	(10,298)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	151,502	0	0
Stock issued on exercise of stock options	500	0	0
Loan from shareholder	14,016	0	0
Advances from former subsidiary	4,300	0	4,300
Advances from shareholders before part of the
balance was settled by issuing shares	866,457	0	0
Net cash from financing activities	1,036,775	0	4,300
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(11,949)	0	0
Proceeds from disposal of fixed assets	26	0	0
Incorporation costs	(794)	0	0
Mineral property payments	(478,153)	0	0
Net cash (used in) received from investing activities	(490,870)	0	0
NET DECREASE IN CASH	0	0	(5,998)
CASH AT BEGINNING OF YEAR	0	0	2,083
FOREIGN CURRENCY TRANSLATION GAIN	0	0	3,915
CASH AT END OF YEAR	$0	$0	$0

(See accompanying notes)

F-8
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 2001

	Cumulative
	Total Since
	Inception	2001	2000

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Reverse Take-Over
The Company had a reverse takeover in which the following
net assets were acquired in exchange for assumption
of the shareholders' equity of the acquiring company
Net assets acquired	$87, 408
Liabilities assumed	$17,920
Shareholders' equity assumed
Share capital, par value	10,000
Share capital, additional paid up capital	137,552
Accumulated deficit during the developments stage	(78,064)
Total shareholders' equity	69,488
Total liabilities and shareholders' equity	$87,408
Voting Shares Issued to Repay Current and Long Term Debt
Par value	$3,564	$3,130	$160
Additional paid up capital	983,049	122,093	19,840
Total	$986,613	$125,223	$20,000
Debt repaid
Accounts payable	$167,534	$23,143	$20,000
Advances from shareholders	816,819	102,080	0
Gain on settlement of debt	2,260	0	0
Total debt repaid	$986,613	$125,223	$20,000
Non-voting Shares Issued to Repay Current and Long Term Debt
Par value	$1,600	$0	$1,600
Additional paid up capital	98,400	0	98,400
Total	$100,000	$0	$100,000
Debt repaid
Accounts payable	$48,282	$0	$48,282
Advances from shareholders	26,877	0	26,877
Promissory note payable	24,841	0	24,841
Total debt repaid	$100,000	$0	$100,000
Purchase of Property with Promissory Note
Promissory note payable issued for property	$24,841
Reversal of prior year management fees
Reversal of management fees and
reduction in accounts payable	$40,638	$0	$40,638
Increase in additional share capital	$40,638	$0	$40,638
Spinoff of Subsidiary
Loss in net assets charged to additional
paid in capital of common shares	$722	$0	$722
Carrying value of subsidiary charged to additional
paid in capital of common shares	$1	$0	$1

(See accompanying notes)

F-9
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

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

As a result of the transaction in which the Company acquired all the outstanding shares of
Dakota, the group of shareholders that owned Dakota held 10,000,000 shares of the
Company which was more than 50% of the voting shares at that time. This resulted in the transaction being accounted for as a "reverse take-over" in the consolidated financial statements which means that Dakota was the acquirer. Accordingly, the consolidated financial statements are a continuation of the Dakota financial statements, translated into
U.S. Dollars. The transaction was recorded at the historical cost of the net assets of
Canadian Northern Lites because it represented a recapitalization of Dakota. The $3,050 deficit of the legal parent as at the date of the reverse take-over is eliminated on consolidation such that the consolidated deficit reflects the deficit of Dakota at the date of acquisition, $78,064, plus the results of operations of Dakota and Canadian Northern
Lites, Inc., since the acquisition.

The cumulative statements of operations, cash flows and deficit accumulated during the development state reflect the translated balances of Dakota from inception to December 1, 2000.
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

As explained in Note 3, the Company spun-off its wholly owned legal subsidiary on December 1,
2000 by distributing the shares of Dakota Mining & Exploration Ltd., on a pro-rata basis, to the shareholders of the Company. As a result of the transaction, the Company no longer has a subsidiary or any other assets. This reorganization was undertaken to address the concern over the Company's ability to survive as a mining company because of declining commodity prices, disappearance of investment capital for undercapitalized exploration companies, and potential environmental liabilities.

F-10
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

1.	BASIS OF PRESENTATION FOR A COMPANY IN THE DEVELOPMENT STAGE
(Continued)

The financial statements present the consolidated results of operations of the Company and its former subsidiary to December 1, 2000 and the results of the Company's activities by itself from December 1, 2000 to December 31, 2001.

On January 4, 2001, the 1,600,000 non-voting common shares were converted to voting common shares making the Company a subsidiary of Hudson Capital Corporation.

As at December 31, 2001, the Company does not have any cash to cover future liabilities and does not have any assets capable of generating cash. Future activities require cash being provided to the Company by investors or lenders and the Company acquiring an asset, or assets, capable of generating income. As stated in Note 5, companies controlled by the president of the Company are currently funding, and plan to continue to fund, the administrative expenses incurred by the Company. In addition, these related parties reversed, effective November 30, 2000, management fees of $2,000 per month for a total of $62,000 that they previously charged the Company. These efforts are part of a long range strategy to restructure the Company's affairs, arrange for new long term financing and continue to locate and develop income producing properties.

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

(a) Basis of Consolidation

As stated in Note 1, the consolidated financial statements did include the accounts of
Dakota Mining & Exploration Ltd., the designated acquirer in the reverse take-over transaction, and Leopard Capital, Inc. until December 1, 2000, when the shares of the subsidiary were spun-off to the shareholders. The investment in the
Ewer/Klinker mineral properties joint venture was accounted for on the cost basis because the joint venture had not commenced operating and had not provided any financial information due to a dispute between the joint venture partners.

(b) Fiscal Year

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

F-11
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(b)	Fiscal Year (Continued)

consolidated financial position or the consolidated results of operations and cash flows for the fiscal periods presented. The financial statements for the fiscal year ended December 31, 2000 include the results of Dakota to December 1, 2000.

	(c)	Use of Estimates

Preparation of financial statements in conformity with generally accepted accounting principles requires managements to make estimates and assumptions. These estimates or assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses and gains during the reporting periods. Actual results could differ from estimates.

	(d)	Mineral Properties

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

	(e)	Nonmonetary Transactions

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

F-12
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(f)	Donated Services

The fair value of services donated to the Company are expensed or capitalized and treated as a contribution of capital. If the fair value of the services is considered immaterial, then no amount is recorded.

	(g)	Related parties include current and former directors and officers and those entities that hold more than 5% of the shares. The Company discloses all transactions, other than those in the ordinary course of business, with these related parties.

Assets acquired from significant shareholders are recorded at the net book value to shareholder and the difference between the purchase price and cost is treated as a reduction or increase in paid up capital. In the case of the 1998 property acquisition, the significant shareholder reduced the price and amount of the promissory note to the net book value of the property.

	(h)	Income Taxes

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
For that reason, the Company has a valuation reserve equal to the amount of the deferred income tax assets and has no net provision for income tax recovery in its consolidated statements of operations.

	(i)	Development Stage Enterprise

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

F-13
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i) Development Stage Enterprise (Continued)

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statement of operations and cash flows from inception to December 1, 2000 of the designated acquirer, Dakota Mining &
Exploration Ltd. and from the date of acquisition to December 31, 2001 of Leopard
Capital Inc., the designated subsidiary until December 1, 2000.

3.	SPIN-OFF OF SUBSIDIARY

As stated in Note 1, Leopard Capital Inc. acquired all the outstanding shares of Dakota under an agreement which acknowledged that Dakota had certain interests, expertise, and fund raising capabilities concerning exploration and development of mineral properties/joint ventures and that Dakota wished to acquire a public company which could raise the capital required to carry out their operations.

After the acquisition, the companies followed the agreement in their operating activities.
Leopard Capital Inc. raised capital through loans and the issue of share capital. That company then advanced the funds to Dakota to carry out the operations in Canada. Pursuant to the agreement, all assets and expenses are recorded in the financial statements of Dakota, regardless of which company was billed, as the two companies' directors operated on the basis of the Plan Of Reorganization And Acquisition and conducted all the Canadian business affairs in Dakota. Accordingly, the Company's deficit relates primarily to its Canadian mining operations.

Had the Company recorded its investment in subsidiary on a cost basis, then the following would be the result of the transactions with the subsidiary:

Acquisition of Dakota shares in exchange for shares and recorded at the
estimated fair market value of the underlying assets			$72, 538
Advances made to the subsidiary that were eventually paid by issuing additional shares of the subsidiary
	Year	Advances
Advanced to subsidiary	1996	$759,443
Advanced to subsidiary	1997	180,148
Advanced to subsidiary	1998	129,705
Advances converted to share capital	1998	(911,187)	911,187
Advanced to subsidiary	1999	3,444
Advanced to subsidiary	2000	0
Advances converted to share capital	2000	(161,553)
		$0	161,553
Write down of investment to reflect the underlying value			(1,145,277)
Balance of carrying value of investment before distribution			$1

F-14
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

3.	SPIN-OFF OF SUBSIDIARY (Continued)

Reconciliation of deficit
Deficit relating to Dakota operations at the the date
of acquisition which was recorded by increasing
the additional paid up capital	$78,064
Retained earnings and foreign exchange gains
relating to Leopard operations outside of the
Canadian mining operations	17,322
Reversal of prior year management fees
charged by a related party (Note 5)	40,638
Reduction of payables created by the spin-off of
the shares of the subsidiary that reduced the
deficit of Leopard Capital Inc.	(722)
Write down of investment in Dakota to carrying value
of the underlying assets	1,145,277
Reported deficit of Leopard Capital Inc.	1,280,579

4.	MINERAL PROPERTIES AND INVESTMENT IN JOINT VENTURE

	(a)	Ewer/Klinker Mineral Properties

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
These funds were advanced to the Company by individuals, who were directors and shareholders at the time. These advances were eventually repaid by issuing
4,000,000 shares having a total par value of $4,000 and an additional share capital of $596,822 as noted in the statement of shareholders' deficit.

This option agreement originally gave the Company an option to acquire a 100%
interest in the property but that option expired unexercised on January 15, 1998 and a joint venture was then created. The Company received 20% joint venture interest in the mineral claims and the Vernon mining company had the remaining 80% interest.

In 1997, the mineral property was written down to its estimated net realizable value of $60,464 based on the "worst case" estimate determined by a consultant geologist.
This write down was initiated by the new management after the review of the geologist's report and after protracted negotiations with the joint venture partner to attempt to settle the unresolved legal matters.

F-15
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

4.	MINERAL PROPERTIES AND INVESTMENT IN JOINT VENTURE (Continued)

	(a)	Ewer/Klinker Mineral Properties (Continued)

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

In the 2000 fiscal year, the Company reached a formal agreement with the former
Joint Venture Party to return its 20% interest in the joint venture in exchange for the Joint Venture Party to return 2,080,000 shares of the company back to the
Company and releasing the Company from any claim arising from the Option agreement or the British Columbia Supreme Court Action. The Consent Dismissal Order has now
been filed and the shares have now been returned.

	(b)	Way 1, Banjo I & II Mineral Properties

The company purchased mineral properties from a company controlled by a significant shareholder, who is also a director, for a price of $24,841 and the purchase was paid for by a note payable. The note payable was paid for during 2000 by issuing shares.

In 1998, the property was written down to $1.00 to recognize the Company's inability to prepare an updated valuation on the property owned in the joint venture which is adjacent to this property. This property was purchased as a possible strategic role as part of a larger development incorporating the joint venture property. This property was disposed of when the subsidiary was spun off.

5.	RELATED PARTIES

	(a)	Loan From Shareholder

This amount due to a shareholder required interest at 12% per annum. The loan plus interest accrued at 12% per annum was repaid by the issue of share capital in October 2000.

F-16
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

5.	RELATED PARTIES (Continued)

	(b)	Advances From Shareholders

The amount due to the shareholders is unsecured, non-interest bearing and has no specific terms of repayment. A portion of these amounts was repaid by the issue of share capital on October 25, 2000 and the balance of $100,000 was repaid by the issue of share capital on April 15, 2001.

	(c)	Management Fees

Management fees of $39,723 in fiscal 1997 and $36,670 in fiscal 1996 were charged to the Company by a former director. Commencing in fiscal 1998, management fees of $2,000 per month were charged by companies controlled by the president of the Company.
Since that time, these companies have been funding the administrative expenses of the
Company and had not collected any of the management fees.

Effective November 30, 2000, the companies controlled by the president reversed all management fees charged to the Company since 1998 and applied the $62,000 credit to the outstanding accounts payable balance at November 30, 2000 which reduced the balance to $Nil. The reduction in management fees was first applied to reduce the $22,000 of management fees accrued in the 2000 fiscal year to November 30, 2000 and the balance, representing prior year fees accrued, was treated as a contribution of the capital prorated over the two classes of shares on the basis of the paid up capital of each class before the contribution.

In fiscal 2001, companies controlled by the president charged management fees of $12,000, at a rate of $2,000 per month, for the first six months of 2001. No management fees were charged for the last six months of 2001.

	(d)	Accounting Services

Accounting services were provided by a former director and shareholder of the
Company. No fees were paid for these services. There is a $2,000 charge to operations for the fair market value of these services offset by a contribution to capital of the same amount.

	(e)	Other Expenses

Most other marketing and administrative expenses were reimbursements to former directors and officers for expenses incurred in their efforts to develop the Company's business.

	(f)	Purchase Of Mineral Properties From A Shareholder Who Is Also A Director

The Company purchased mineral properties from a company controlled by a significant shareholder, who is also a director, for a price of $24,841 and the purchase was paid for by issuing a promissory note.

F-17
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

5.	RELATED PARTIES (Continued)

	(g)	Advances Payable To Former Subsidiary

		The amount due to the former subsidiary was unsecured, non-interest bearing and had no
		specific terms of repayment. This was repaid during fiscal 2001 by a company controlled
		by the president, whose debt was settled by the issue of share capital.

6.	Income Tax

	(a)	Income Tax Provision

		The Company is in the development stage and has not yet earned any revenue or income.
		No provision for additional income tax recovery has been recorded by the Company due to its
		history of losses indicating that, more likely than not, none of the deferred income tax
		assets will be realized.

	(b)	Effective Income Tax Rate

		Because the Company has not yet earned any revenue or income, it has an effective tax
		rate of zero per cent.

	(c)	Losses Available For Deduction Against Future Taxable Incomes

		Expiry years:	2009	$3,000
			2010	50
			2011	30,582
			2012	1,589
			2019	4,122
			2020	4,300
			2021	20,923
				$64,566

	(d)	Deferred Income Tax Assets
				2001	2000
		Net operating loss carryforwards		$25,181	$17,021
		Valuation allowances to recognize the Company's history of
		losses and absence of profits to date.		(25,181)	(17,021)
		Net deferred income tax assets		$0	$0

F-18
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

6.	INCOME TAX (Continued)

	(e)	Loss on Distribution of Shares of Subsidiary

		The Company's $1,145,277 loss on distribution of shares of subsidiary is not recognized for
		income tax purposes.

7.	SHARE CAPITAL

	(a)	Authorized Share Capital

		Canadian Northern Lites' authorized share capital consisted of 100,000,000 shares with a par
		value of $.001. In the May 2, 2000 annual general meeting, the authorized share capital was
		increased to 200,000,000 shares with a par value of $.001 and the directors were given the ability
		to determine the voting rights, the dividend rate, redemption price, liquidation rights,
		conversion rights and any other rights as allowed by the laws of Texas when issuing shares.

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

	(b)	Issued and Outstanding

			# of Shares		Paid Up Capital
			2001	2000	2001	2000
		Voting common shares
		Par value			$5,495	$765
		Additional paid-up capital			1,275,084	1,051,013
		Total	5,495,826	765,240	1,280,579	1,051,778
		Non-voting common shares
		Par value			0	1,600
		Additional paid-up capital			0	101,978
		Total	0	1,600,000	0	103,578
		Total	5,495,826	2,365,240	$1,280,579	$1,155,356

F-19
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

7.	SHARE CAPITAL (Continued)

	(c)	Net Loss Per Share
			2001	2000
		Net loss	($20,923)	($23,587)
		Weighted number of common shares issued (after giving
		retroactive effect to December 1, 2000 reverse stock split)	4,571,574	996,164

		Net loss per share	$0.00	($0.02)

		Fully diluted net loss per share is not presented because the Company has a net loss
		which makes the conversion anti-dilutive.

	(d)	Warrants To Purchase Shares

		On October 25, 2000 the Company issued warrants to purchase 20,000,000 non-voting common
		shares at $.01 per share until October 25, 2003 to the holders of the non-voting common shares.
		As a result of the reverse stock split effective December 1, 2000, the warrants were adjusted
		to purchase 800,000 non-voting common shares at $.25 per share. On January 4, 2001,
		these warrants were cancelled as part of the agreement to convert non-voting common shares to
		voting shares.

8.	PROMISSORY NOTE

	To purchase the mineral properties discussed in Note 4(b), the Company issued a $24,841
	promissory note, due on demand, to a company that is a major shareholder of the Company
	and whose controlling shareholder is the president and a director of the Company. This note
	which required interest at 8% per annum, was repaid during 2000 by issuing shares.

9.	FINANCIAL INSTRUMENTS

	(a)	Fair Value

		The Company's financial instruments consisted of advances payable to the former subsidiary
		and advances from shareholders which were repaid in fiscal 2001. The Company has no
		financial instruments at the end of fiscal 2001.

	(b)	Foreign Currency Risk

		The Company has no balances exposed to a foreign currency risk.

	(c)	Interest Rate Risk

		The Company is not exposed to interest rate risk.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-B.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table lists as of March 6, 2002, the names of the Directors and Executive Officers of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

Directors and Executive Officers

Name	Age	Position(s)	Director Since

T.G. Cook	52	President & Director	May 1998
Cam Dalgliesh	59	Secretary & Director	May 1998

Mr. Low resigned as a Director on March 5, 2002.

Business Experience

T.G. Cook - Mr. Cook is President and a Director of the Company.  He has been employed by the Company since May 1998.  His responsibilities include financial management and business strategy.  Mr. Cook is a graduate of Harvard Business School where he received an M.B.A. in 1974.  Since 1978 he has been the President and a Director of Westridge Capital Inc., a management and investment company.  Mr. Cook has over 20 years experience in creating and building small and medium sized businesses and real estate ventures as a result of his work with Westridge Capital Inc.

Cam Dalgliesh - Mr. Dalgliesh is Secretary and a Director of the Company.  His responsibilities include assisting Mr. Cook in general administration of the Company and planning.  Mr. Dalgliesh is a university graduate holding a B.A.  He is an independent businessman with experience in several small and medium sized businesses, including Factory Direct Sports Ltd., a direct marketing company which markets all types of sporting goods.

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

Other Relationships or Arrangements

There are no arrangements or understandings between any two or more Directors or Executive Officers, pursuant to which he/she was selected as a Director or Executive Officer.  There are no material arrangements or understandings between any two or more Directors or Executive Officers.

Item 10.  Executive Compensation

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2001, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's Directors or Executive Officers.  The Company has no stock option or other long-term compensation program.

During 2001, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2001 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per Executive Officer.

The Company has no written employment agreements.

Beginning on May 1, 1998 management fees payable to a company controlled by T.G. Cook, President of the Company, have been accrued by the Company at $2000 per month for management services.

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

In fiscal 2001, companies controlled by the President charged management fees of $12,000, at the rate of $2,000 per month, for the first six months of 2001.  No management fees were charged for the last six months of 2001.

Other than that disclosed above, no compensation was paid during Fiscal 2001 to any of the officers or directors of the Company to the extent that they were compensated in excess of $60,000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The Registrant is a publicly-owned corporation, the shares of which are owned by United States and Canadian residents.  The Registrant is controlled by Hudson Capital Corporation, a company controlled by T.G. Cook, the President of Leopard Capital, Inc.

The following table lists as of March 6, 2002 all persons/companies the Registrant is aware of as being the beneficial owner of more than five percent (5%) of the Voting Common stock of the Registrant.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Voting Common	T.G. Cook, President & Director	4,950,586	90.08%
Voting Common	CEDE & Co.	331,889	6.04%

Voting Common	Total as a group	5,282,475	96.12%

(based on 5,495,826 voting common shares outstanding on March 6, 2002)

The following table lists as of March 6, 2002, all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Voting Common	T.G. Cook, President & Director	4,950,586	90.08%
Voting Common	Cam Dalgliesh, Secretary & Director	0	0.00%

Voting Common	Total as a group	4,950,586	90.08%

(based on 5,495,826 voting common shares outstanding on March 6, 2002)

Item 12.  Certain Relationships and Related Transactions

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

On May 5, 1998, the Company purchased the Way I, Banjo I and Banjo II claims from 456786 B.C. Ltd. a company controlled by the President of Leopard Capital, Inc., T.G. Cook.

Item 13.  Exhibits and Reports on Form 8-K

Leopard Capital, Inc. did not file any reports on Form 8-K during the fiscal year starting January 1, 2001 and ending December 31, 2001.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Leopard Capital, Inc. (Registrant)

By /s/ T.G. Cook T.G. Cook, President
Date March 6, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ T.G. Cook T.G. Cook, President
Date March 6, 2002

By /s/Cam Dalgliesh Cam Dalgliesh, Director and Secretary
Date March 6, 2002