Form 10QSB
period 2002-03-31
LEOPARD CAPITAL INC
filed 2002-05-07
CIK 1039726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

MARCH 31, 2002

Commission File Number 000-30644

 LEOPARD CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Nevada, USA	98-0348086
(State or other Jurisdiction	(IRS Employer Identification No.)
of Incorporation or Organization)

1574 Gulf Road  #1505, Point Roberts, WA  98281
(Address of principal executive offices

(604) 879-9001
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

As of March 31, 2002, there were 5,495,826 shares of voting common stock, $.001 par value, of Leopard Capital, Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x/

Table of Contents

PART I

Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation

PART II

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I

Item 1.  Financial Statements

LEOPARD CAPITAL, INC.
FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)

Balance Sheets As Of March 31, 2002 And December 31, 2001	F-1

Statements Of Operations For The Three Months Ended March 31, 2002
And 2001 And From Inception Through March 31, 2002	F-2

Statement Of Shareholders' Deficit From Inception Through March 31, 2002	F-3 to F-5

Statements Of Cash Flows For The Three Months Ended March 31, 2002
And 2001 And From Inception Through March 31, 2002	F-6

Condensed Notes To March 31, 2002 Financial Statements	F-7

F-1
LEOPARD CAPITAL, INC.
(A Development Stage Company)
BALANCE SHEETS MARCH 31, 2002 AND DECEMBER 31, 2001
(Unaudited)

	Mar. 31, 2002	Dec. 31, 2001
	(Unaudited)

ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT
Advances payable to former subsidiary	$0	$0
LONG TERM
Advances from shareholders	0	0
Total liabilities	0	0
SHAREHOLDERS' DEFICIT
Share capital (Note 2)	1,280,579	1,280,579
Deficit accumulated during the development stage	(1,280,579)	(1,280,579)
Total shareholders' deficit	0	0
Total liabilities and shareholders' deficit	$0	$0

(See accompanying notes)

F-2
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH MARCH 31, 2002
(Unaudited)

		For The	For The
	Cumulative	Three Months	Three Months
	Total Since	Ended	Ended
	Inception	Mar. 31, 2002	Mar. 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
Exploration and development	$19,885	$0	$0
Write off of investment in joint venture	60,463	0	0
Write off of development and property costs	442,529	0	0
Total exploration and development expenses	522,877	0	0
MARKETING EXPENSES
Advertising	2,637	0	0
Courier and postage	7,383	0	0
Meetings	1,357	0	0
Printing	19,056	0	0
Promotion and entertainment	16,454	0	0
Services	58,525	0	0
Telephone and fax	22,438	0	0
Travel	41,305	0	0
Total marketing expenses	169,155	0	0
ADMINISTRATIVE EXPENSES
Accounting and audit fees	45,431	0	0
Automobile	2,689	0	0
Bank charges and interest	2,185	0	0
Computer servicing	9,830	0	0
Incorporation expenses written off	6,794	0	0
Insurance	836	0	0
Interest on long term debt	11,991	0	0
Legal	145,525	0	0
Management and consulting fees	160,906	0	6,000
Meals and entertainment	28	0	0
Office supplies and service	69,420	0	627
Rent	9,021	0	0
SEC filing fees	10,981	0	0
Telephone and fax	7,036	0	0
Transfer agent fees	4,231	0	0
Travel	33,990	0	0
U.S. financial services	28,339	0	0
Wages and benefits	25,930	0	0
Total administrative expenses	575,163	0	6,627
LOSS BEFORE OTHER INCOME (LOSS)	(1,267,195)	0	(6,627)
OTHER INCOME (LOSS)
Interest income	798	0	0
Loss on disposal of capital assets	(11,923)	0	0
Loss on cash settlements of accounts payable	(2,259)	0	0
NET LOSS	($1,280,579)	0	($6,627)

(See accompanying notes)

F-3
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH MARCH 31, 2002
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

(See accompanying notes)

F-4
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH MARCH 31, 2002
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

(See accompanying notes)

F-5
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH MARCH 31, 2002
(Unaudited)

					Deficit
					Accumulated
		Common Stock		Additional	During The
	Per			Paid-up	Development
Voting Common Stock (Continued)	Share	Shares	Par Value	Capital	Stage
Balance at December 31, 2000		765,240	$765	$1,051,013	($1,259,656)
Conversion of non-voting common stock to
voting common stock		1,600,000	$1,600	101,978
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	$0.0400	3,000,000	3,000	117,000
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	0.0400	114,337	114	4,459
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	0.0400	16,249	16	634
Net loss, year ended December 31, 2001					(20, 923)
Balance, December 31, 2001		5,495,826	$5,495	$1,275,084	($1,280,579)
Net loss, three months ended March 31, 2002					0
Balance, March 31, 2002		5,495,826	$5,495	$1,275,084	($1,280,579)

Non-voting Common Stock
Issuance of non-voting common stock
to the president and companies controlled
by him to reduce debts owing by the
Company and its subsidiary to those
parties	$0.0025	40,000,000	$40,000	$60,000
Reverse stock split effective December 1, 2000		(38,400,000)	(38,400)	38,400
Balance after reverse stock split		1,600,000	1,600	98,400
Reversal of prior year management fees
charged by a related party				3,643
Recognition of the loss in net assets
created by the spin-off of the former
subsidiary				(65)
Balance of non-voting common stock as at
December 31, 2000		1,600,000	1,600	101,978
Conversion of non-voting common stock to
voting common stock		(1,600,000)	($1,600)	($101,978)
Balance of non-voting common stock as at
December 31, 2001		0	$0	$0
Balance of non-voting common stock as at
March 31, 2002		0	$0	$0

(See accompanying notes)

F-6
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH MARCH 31, 2002
(Unaudited)

		For The Three	For The Three
	Cumulative	Months	Months
	Total Since	Ending	Ending
	Inception	Mar. 31, 2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($1,280,579)	0	($6,627)
Items not involving an outlay of cash
Non-cash accounting services of a former director	2,000	0	0
Loss on disposal of capital assets	11,923	0	0
Write off of incorporation costs	794	0	0
Write off of investment in joint venture	60,463	0	0
Write off of development and property costs	442,529	0	0
Loss on cash settlements of accounts payable	2,260	0	0
Change in working capital items
Canadian goods and services tax receivable	(1,500)	0	(422)
Accounts payable increase before part of the
balance was settled by issuing shares	216,205	0	11,349
Net cash (used in) received from operating activities	(545,905)	0	4,300
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	151,502	0	0
Stock issued on exercise of stock options	500	0	0
Loan from shareholder	14,016	0	0
Advances from former subsidiary	4,300	0	4,300
Advances from shareholders before part of the
balance was settled by issuing shares	866,457	0	0
Net cash from financing activities	1,036,775	0	4,300
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(11,949)	0	0
Proceeds from disposal of fixed assets	26	0	0
Incorporation costs	(794)	0	0
Mineral property payments	(478,153)	0	0
Net cash (used in) received from investing activities	(490,870)	0	0
NET DECREASE IN CASH	0	0	0
CASH AT BEGINNING OF YEAR	0	0	0
FOREIGN CURRENCY TRANSLATION GAIN	0	0	0
CASH AT END OF YEAR	$0	$0	$0

(See accompanying notes)

F-7
LEOPARD CAPITAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO MARCH 31, 2002 FINANCIAL STATEMENTS
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
	accompanying notes included in the Company's Form 10-KSB for the fiscal year ended
	December 31, 2001. The results of operations for the period ended March 31, 2002 are not necessarily
	indicative of operating results for the fiscal year.

2.	SHARE CAPITAL

	(a)	Authorized Share Capital

		The Company's authorized capital is 200,000,000 shares of common stock with $0.001 par value.
		As of March 31, 2002, there were 5,495,826 common voting shares issued and outstanding.
		There are no warrants or options outstanding.

	(b)	Issued and Outstanding

			# of Shares		Paid Up Capital
			Mar. 31, 2002	Mar. 31, 2001	Mar. 31, 2002	Mar. 31, 2001
		Voting common shares
		Par value			$5,495	$2,365
		Additional paid-up capital			1,275,084	1,152,991
		Total	5,495,826	2,365,240	1,280,579	1,155,356
		Non-voting common shares
		Par value			0	0
		Additional paid-up capital			0	0
		Total	0	0	0	0
		Total	5,495,826	2,365,240	$1,280,579	$1,155,356

	(c)	Net Loss Per Share
					Mar. 31, 2002	Mar. 31, 2001
		Net loss			$0	($6,627)
		Weighted number of common shares issued			5,331,790	1,411,377

		Net loss per share			$0.00	$0.00

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

Subsequent to the first quarter ending March 31, 2002, the letter of intent to acquire International Global Positioning ("IGP") expired on April 15, 2002 and is no longer in effect, as IGP was unable to satisfy the due diligence requirements set forth in the letter.

Management is focused on the immediate task of improving the Company's ability to attract equity capital.

On March 5, 2002, Larry Low resigned as a Director of Leopard Capital, Inc. citing personal reasons.

Liquidity and Capital Resources

The Company's cash position at March 31, 2002 was $0, compared to $0 at December 31, 2001.

At March 31, 2002, the Company had a working capital position of $0, compared to $0 at December 31, 2001.

Results of Operation

The Company had no revenue for the three month period ended March 31, 2002 compared to no revenue for the three month period ended March 31, 2001.

The Company recorded a net profit of $0 for the three month period ended March 31, 2002 compared to a net loss of ($6,627) for the three month period ended March 31, 2001.

The Company incurred administrative expenses of $0 for the quarter ended March 31, 2002 compared to $6,627 for the quarter ended March 31, 2001.

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

Description of Property

None.

Description of Securities

The Company's authorized capital is 200,000,000 shares of common stock with $0.001 par value. As of March 31, 2002, there were 5,495,826 common voting shares issued and outstanding.

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

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

A Form 8-K dated March 5, 2002 was filed on March 7, 2002 to report the resignation of Larry Low as a Director of Leopard Capital, Inc.  This 8K dated March 5, 2002 is incorporated by reference.

A Form 8-K dated March 6, 2002 was filed on March 6, 2002 to report the Company entered into a letter of intent to acquire all of the outstanding shares of capital stock of  International Global Positioning, Inc. ("IGP") in exchange for authorized but as yet unissued shares of Leopard Capital, Inc. common stock.  This 8K dated March 6, 2002 is incorporated by reference.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leopard Capital, Inc. (Registrant)

By /s/ T.G. Cook T.G. Cook, President
Date May 7, 2002