Form 10QSB
period 2002-09-30
LEOPARD CAPITAL INC
filed 2002-11-13
CIK 1039726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

SEPTEMBER 30, 2002

Commission File Number 000-30644

 LEOPARD CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Nevada, USA	98-0348086
(State or other Jurisdiction	(IRS Employer Identification No.)
of Incorporation or Organization)

1574 Gulf Road  #1505, Point Roberts, WA  98281
(Address of principal executive offices

(604) 879-9001
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

As of September 30, 2002, there were 5,495,826 shares of voting common stock, $.001 par value, of Leopard Capital, Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x/

Table of Contents

PART I

Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I

Item 1.  Financial Statements

LEOPARD CAPITAL, INC.
FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

Balance Sheets As Of September 30, 2002 And December 31, 2001	F-1

Statements Of Operations For The Quarter and Nine Months Ended September 30, 2002
And 2001 And From Inception Through September 30, 2002	F-2

Statement Of Shareholders' Deficit From Inception Through September 30, 2002	F-3 to F-5

Statements Of Cash Flows For The Nine Months Ended September 30, 2002
And 2001 And From Inception Through September 30, 2002	F-6

Condensed Notes To September 30, 2002 Financial Statements	F-7 to F-9

F-1
LEOPARD CAPITAL, INC.
(A Development Stage Company)
BALANCE SHEETS SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(Unaudited)

	Sept. 30, 2002	Dec. 31, 2001
	(Unaudited)

ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT
Accounts Payable	$8,575	$0
Advances payable to former subsidiary	0	0
LONG TERM
Advances from shareholders	0	0
Total liabilities	0	0
SHAREHOLDERS' DEFICIT
Share capital (Note 3)	1,280,579	1,280,579
Deficit accumulated during the development stage	(1,289,154)	(1,280,579)
Total shareholders' deficit	(8,575)	0
Total liabilities and shareholders' deficit	$0	$0

(See accompanying notes)

F-2
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS FOR THE QUARTER & NINE MONTHS ENDED SEPTEMBER 30, 2002
AND 2001 AND FROM INCEPTION ON SEPTEMBER 18, 1990 THROUGH SEPTEMBER 30, 2002
(Unaudited)

		Three	Three	Nine	Nine
		Months	Months	Months	Months
	Cumulative	Ended	Ended	Ended	Ended
	Total Since	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	Inception	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

STATEMENT OF SHAREHOLDERS' DEFICIT
Exploration and development	$19,885	$0	$0	$0	$0
Write off of investment in joint venture	60,463	0	0	0	0
Write off of development and property costs	442,529	0	0	0	0
Total exploration and development expenses	522,877	0	0	0	0
MARKETING EXPENSES
Advertising	2,637	0	0	0	0
Courier and postage	7,383	0	0	0	0
Meetings	1,357	0	0	0	0
Printing	19,056	0	0	0	0
Promotion and entertainment	16,454	0	0	0	0
Services	58,525	0	0	0	0
Telephone and fax	22,438	0	0	0	0
Travel	41,305	0	0	0	0
Total marketing expenses	169,155	0	0	0	0
ADMINISTRATIVE EXPENSES
Accounting and audit fees	49,505	0	(65)	4,074	4,812
Automobile	2,689	0	0	0	0
Bank charges and interest	2,185	0	0	0	0
Computer servicing	9,830	0	0	0	0
Incorporation expenses written off	6,794	0	0	0	0
Insurance	836	0	0	0	0
Interest on long term debt	11,991	0	0	0	0
Legal	148,982	71	0	3,457	0
Management and consulting fees	160,906	0	0	0	12,000
Meals and entertainment	28	0	0	0	0
Office supplies and service	69,420	0	65	0	3,087
Rent	9,021	0	0	0	0
SEC filing fees	10,981	0	0	0	0
Telephone and fax	7,036	0	0	0	0
Transfer agent fees	5,275	245	0	1,044	374
Travel	33,990	0	0	0	0
U.S. financial services	28,339	0	0	0	0
Wages and benefits	25,930	0	0	0	0
Total administrative expenses	583,738	316	0	8,575	20,273
LOSS BEFORE OTHER INCOME (LOSS)	(1,275,770)	(316)	0	(8,575)	(20,273)
OTHER INCOME (LOSS)
Interest income	798	0	0	0	0
Loss on disposal of capital assets	(11,923)	0	0	0	0
Loss on cash settlements of accounts payable	(2,259)	0	0	0	0
NET PROFIT (LOSS)	($1,289,154)	($316)	$0	($8,575)	($20,273)

(See accompanying notes)

F-3
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON SEPTEMBER 18, 1990 THROUGH SEPTEMBER 30, 2002
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

(See accompanying notes)

F-4
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON SEPTEMBER 18, 1990 THROUGH SEPTEMBER 30, 2002
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

(See accompanying notes)

F-5
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON SEPTEMBER 18, 1990 THROUGH SEPTEMBER 30, 2002
(Unaudited)

					Deficit
					Accumulated
		Common Stock		Additional	During The
	Per			Paid-up	Development
Voting Common Stock (Continued)	Share	Shares	Par Value	Capital	Stage
Balance at December 31, 2000		765,240	$765	$1,051,013	($1,259,656)
Conversion of non-voting common stock to
voting common stock		1,600,000	$1,600	101,978
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	$0.0400	3,000,000	3,000	117,000
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	0.0400	114,337	114	4,459
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	0.0400	16,249	16	634
Net loss, year ended December 31, 2001					(20, 923)
Balance, December 31, 2001		5,495,826	$5,495	$1,275,084	($1,280,579)
Net loss, three months ended March 31, 2002					0
Balance, March 31, 2002		5,495,826	$5,495	$1,275,084	($1,280,579)
Net loss, six months ended June 30, 2002					(8,259)
Balance, June 30, 2002		5,495,826	$5,495	$1,275,084	($1,288,838)
Net loss, nine months ended Sept. 30, 2002					(316)
Balance, September 30, 2002		5,495,826	$5,495	$1,275,084	($1,289,154)

Non-voting Common Stock
Issuance of non-voting common stock
to the president and companies controlled
by him to reduce debts owing by the
Company and its subsidiary to those
parties	$0.0025	40,000,000	$40,000	$60,000
Reverse stock split effective December 1, 2000		(38,400,000)	(38,400)	38,400
Balance after reverse stock split		1,600,000	1,600	98,400
Reversal of prior year management fees
charged by a related party				3,643
Recognition of the loss in net assets
created by the spin-off of the former
subsidiary				(65)
Balance of non-voting common stock as at
December 31, 2000		1,600,000	1,600	101,978
Conversion of non-voting common stock to
voting common stock		(1,600,000)	($1,600)	($101,978)
Balance of non-voting common stock as at
December 31, 2001		0	$0	$0
Balance of non-voting common stock as at
March 31, 2002		0	$0	$0
Balance of non-voting common stock as at
June 30, 2002		0	$0	$0
Balance of non-voting common stock as at
September 30, 2002		0	$0	$0

(See accompanying notes)

F-6
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
AND FROM INCEPTION ON SEPTEMBER 18, 1990 THROUGH SEPTEMBER 30, 2002
(Unaudited)

		For The Nine	For The Nine
	Cumulative	Months	Months
	Total Since	Ending	Ending
	Inception	Sept. 30, 2002	Sept. 30, 2001
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($1,288,838)	($8,575)	($20,273)
Items not involving an outlay of cash
Non-cash accounting services of a former director	2,000	0	0
Loss on disposal of capital assets	11,923	0	0
Write off of incorporation costs	794	0	0
Write off of investment in joint venture	60,463	0	0
Write off of development and property costs	442,529	0	0
Loss on cash settlements of accounts payable	2,260	0	0
Change in working capital items
Canadian goods and services tax receivable	(1,500)	0	0
Accounts payable increase before part of the
balance was settled by issuing shares	224,464	8,575	0
Net cash (used in) received from operating activities	(545,905)	0	(20,273)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	151,502	0	0
Stock issued on exercise of stock options	500	0	0
Loan from shareholder	14,016	0	0
Advances from former subsidiary	4,300	0	0
Advances from shareholders before part of the
balance was settled by issuing shares	866,457	0	20,273
Net cash from financing activities	1,036,775	0	20,273
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(11,949)	0	0
Proceeds from disposal of fixed assets	26	0	0
Incorporation costs	(794)	0	0
Mineral property payments	(478,153)	0	0
Net cash (used in) received from investing activities	(490,870)	0	0
NET DECREASE IN CASH	0	0	0
CASH AT BEGINNING OF YEAR	0	0	0
FOREIGN CURRENCY TRANSLATION GAIN	0	0	0
CASH AT END OF PERIOD	$0	$0	$0

(See accompanying notes)

F-7

LEOPARD CAPITAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO SEPTEMBER 30, 2002 FINANCIAL STATEMENTS
(Unaudited)

1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements have been prepared by LEOPARD CAPITAL, INC. without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements include normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the information presented is not misleading. These condensed financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company's Form 10-KSB for the fiscal year ended December 31, 2001. The results of operations for the period ended September 30, 2002 are not necessarily indicative of operating results for the fiscal year.

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

(a)      Use of Estimates

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

(b)     Mineral Properties

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

.

F-8

LEOPARD CAPITAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO SEPTEMBER 30, 2002 FINANCIAL STATEMENTS
(Unaudited)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c)      Nonmonetary Transactions

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

(d)     Donated Services

The fair value of services donated to the Company are expensed or capitalized and treated as a contribution of capital.  If the fair value of the services is considered immaterial, then no amount is recorded.

(e)      Related Parties

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

(f)       Income Taxes

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

F-9

LEOPARD CAPITAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO SEPTEMBER 30, 2002 FINANCIAL STATEMENTS
(Unaudited)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)      Development Stage Enterprise

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

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statement of operations and cash flows from inception to December 1, 2000 of the designated acquirer, Dakota Mining & Exploration Ltd. and from the date of acquisition to September 30, 2002 of Leopard Capital Inc., the designated subsidiary until December 1, 2000.

3.	SHARE CAPITAL

	(a)	Authorized Share Capital

		The Company's authorized capital is 200,000,000 shares of common stock with $0.001 par value.
		As of September 30, 2002, there were 5,495,826 common voting shares issued and outstanding.
		There are no warrants or options outstanding.

	(b)	Issued and Outstanding

			# of Shares		Paid Up Capital
			Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
		Voting common shares
		Par value			$5,495	$5,479
		Additional paid-up capital			1,275,084	1,274,450
		Total	5,495,826	5,479,577	1,280,579	1,279,929
		Non-voting common shares
		Par value			0	0
		Additional paid-up capital			0	0
		Total	0	0	0	0
		Total	5,495,826	5,479,577	$1,280,579	$1,279,929

	(c)	Net Loss Per Share
					Sept. 30, 2002	Sept. 30, 2001
		Net loss			($8,575)	($20,273)
		Weighted number of common shares issued			5,494,730	3,665,292

		Net loss per share			$0.00	($0.01)

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

Liquidity and Capital Resources

The Company's cash position was $0 at September 30, 2002, compared to $0 at December 31, 2001.

The Company had a negative working capital position of ($8,575) at September 30, 2002, compared to $0 at December 31, 2001.

Results of Operation

The Company had no revenue for the quarter and nine-month period ended September 30, 2002 compared to no revenue for the quarter and nine-month period ended September 30, 2001.

The Company recorded a net loss of ($316) for the quarter ended September 30, 2002 and a net loss of ($8,575) for the nine-month period ended September 30, 2002, compared to a net loss of ($0) for the quarter ended September 30, 2001 and a net loss of ($20,273) for the nine-month period ended September 30, 2001.

The Company incurred administrative expenses of $316 for the quarter ended September 30, 2002 and administrative expenses of $8,575 for the nine-month period ended September 30, 2002, compared to $0 for the quarter ended September 30, 2001 and $20,273 for the nine-month period ended September 30, 2001.

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

Description of Property

None.

Description of Securities

The Company's authorized capital is 200,000,000 shares of common stock with $0.001 par value. As of September 30, 2002, there were 5,495,826 common voting shares issued and outstanding.

Debt Securities to be Registered

Not applicable.

American Depository Receipts

Not applicable

Other Securities to be Registered

Not applicable.

Item 3. Controls and Procedures

Our President, acting in the capacity of principal executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on November 8, 2002.  Based on this evaluation, our President concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended September 30, 2002.

Subsequent to November 8, 2002, through the date of this filing of Form 10-QSB for the quarterly period ended September 30, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II

Item 1.  Legal Proceedings

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits 27 Financial Data Schedule - Not included.

(B) The Company did not file any reports on Form 8-K during the three month period ended September 30, 2002.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leopard Capital, Inc.

By /s/ Terry G. Cook
Terry G. Cook
President

Date: November 12, 2002

Certifications

Principal Executive Officer Certification

I, Terry G. Cook, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Leopard Capital, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

 /s/ Terry G. Cook

President

Principal Financial Officer Certification

I, Terry G. Cook, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Leopard Capital, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

 /s/ Terry G. Cook

Chief Financial Officer