Form 10KSB
period 2002-12-31
LEOPARD CAPITAL INC
filed 2003-02-28
CIK 1039726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

Commission file number 000-30644

Leopard Capital, Inc. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0348086 (I.R.S. Employer Identification No.)

1574 Gulf Rd #1505, Point Roberts, WA (Address of principal executive offices)	98281 (Zip Code)

Issuer's telephone number (604) 879-3001

Securities registered under Section 12(b) of the Exchange Act:

Title of each class ___________________________________ ___________________________________	Name of each exchange on which registered ___________________________________ ___________________________________

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

The Company's revenues for the fiscal year ended December 31, 2002 were $0.

The aggregate market value of the voting stock held by non-affiliates of the Company on December 31, 2002 was  $3,817.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes     [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
 5,495,826 common voting shares, $0.001 par value, issued and outstanding as of February 27, 2003

DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement filed on November 29, 2002 is incorporated by reference into Part I, Part II and Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes ____;     No _x___

Leopard Capital, Inc.	Page 1 of 43	10-KSB

Leopard Capital, Inc.	Page 2 of 43	10-KSB

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

The Company's principal office is located at 1574 Gulf Rd. #1505, Point Roberts, Washington 98281.  The contact person is Mr. Terry G. Cook, President and a member of the Board of Directors.  The telephone number is (604) 879-9001 and the facsimile number is (604) 530-0156.  The Company currently does not maintain a website.

The Company's authorized capital includes 200,000,000 shares of common stock with $0.001 par value.  As of the close of the Company's latest fiscal year, December 31, 2001, there were 5,495,826 shares of common stock outstanding.

The Company's common stock trades on the OTC Bulletin Board in the U.S. with the symbol "LEOR".

The information in this 10-KSB is current as of February 27, 2003, unless otherwise indicated.

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

As a result of the transaction in which the Company acquired all the outstanding shares of Dakota, the group of stockholders that owned Dakota held 10,000,000 shares of the Company which was more than 50% of the voting shares at that time.  This resulted in the transaction being accounted for as a "reverse take-over" in the consolidated financial statements.

Leopard Capital, Inc.	Page 3 of 43	10-KSB

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

On December 1, 2000, all of the shares of Dakota were distributed to the stockholders of Leopard Capital, with Dakota retaining ownership of the Way I, Banjo I and Banjo II mineral claims.

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

Leopard may raise additional working capital through further equity offerings.  However, there is no assurance that such funds will be available, on acceptable terms, if at all.  Future equity financing may result in substantial dilution to existing stockholders.

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

Leopard Capital, Inc.	Page 4 of 43	10-KSB

There are no employment agreements in place.  Management is, however, currently negotiating agreements with the executive officers of Leopard. Death or disability of  Terry G. Cook could adversely affect the management of our business.  Mr. Cook is Leopard's principal executive officer and is directly involved, on a day-to-day basis, in all of the company's business affairs. His death or incapacity could adversely affect the operations and future prospects of the Company.

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

Ability To Manage Growth

Should Leopard succeed in acquiring a business enterprise or in raising capital for ventures, it will experience significant growth in operations.  Any expansion of Leopard's operations would place further demands on its management.  Leopard would need to recruit qualified personnel in all areas of its operations.  There can be no assurance that Leopard will be effective in attracting and retaining additional qualified personnel, expanding its operational capacity or otherwise managing growth.  If Leopard fails to manage its growth effectively, Leopard's business, prospects, financial condition and results of operations could be adversely affected.  Management's ability to reinvest earnings and allocate capital into profitable ventures should be of primary concern to stockholders.

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

Possible Dilution To Stockholders

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

Leopard Capital, Inc.	Page 5 of 43	10-KSB

History Of Net Losses

Leopard generated net losses for the past three years:

In the fiscal year ended December 31, 2002, Leopard had a net loss of ($10,591); in the fiscal year ended December 31 2001, a net loss of ($20,923); and, in the fiscal year ended December 31, 2000, a net loss of ($23,587).

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

Loss On Dissolution

In the event of the Company's dissolution, the proceeds (if any) realized from the liquidation of assets will be distributed to our stockholders only after satisfaction of claims of the Company's creditors and preferred stockholders.

Significant Customers and/or Suppliers

N/A

Employees

At December 31, 2002, the Company operated with the services of its Directors, Executive Officers, and no additional employees or consultants. There is no collective bargaining agreement in place.

Leopard Capital, Inc.	Page 6 of 43	10-KSB

Item 2.  Description of Property

Our executive, administrative and operating offices are located at 1574 Gulf Rd. #1505, Point Roberts, WA 98281.  Terry G. Cook, our President and a director, currently provides office space to us at no charge.  We do not have a written lease or sublease agreement and Mr. Cook does not expect to be paid or reimbursed for providing office facilities.  The fair market value of the amount of office space afforded to us is approximately $200.00 per month.

Item 3.  Legal Proceedings

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to security holders during the fourth quarter of 2002 for voting at the Annual Meeting of Stockholders held on January 21, 2003.

1.  Election of Directors of the Company for the ensuing year or until their successors are appointed.

Nominees:
Mr. Cam Dalgliesh
Mr. Terry G. Cook

The shares voted for this proposal totaled 5,177,681 or 94.21% of the 5,495,826 shares entitled to vote.  No shares were voted against this proposal.  The shares abstained were 800.  Therefore, this proposal passed.

2.  Ratify the selection of McLean Majdanski, Chartered Accountants as independent auditors of the Company for the fiscal years ended December 31, 2001 and 2002.

The shares voted for this proposal totaled 5,177,451 or 94.21% of the 5,495,826 shares entitled to vote.  No shares were voted against this proposal.  The shares abstained were 1,030.  Therefore, this proposal passed.

3.  Approve the adoption of the Company's 2002 Stock Incentive Plan.

The shares voted for this proposal totaled 5,150,684 or 93.72% of the 5,495,826 shares entitled to vote.  The shares voted against this proposal totaled 920 or 0.02% of the shares entitled to vote.  The shares abstained were 230.  Therefore, this proposal passed.

Leopard Capital, Inc.	Page 7 of 43	10-KSB

 4.  Approval to grant discretionary authority to Leopard's Board of Directors to effect a reverse stock split of Leopard's common stock at a ratio within the range from one-for-two to one-for-twenty at any time prior to July 1, 2003.

The shares voted for this proposal totaled 5,176,871 or 94.20% of the 5,495,826 shares entitled to vote.  The shares voted against this proposal totaled 1,380 or 0.03% of the shares entitled to vote.  The shares abstained were 230.  Therefore, this proposal passed.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock trades on the OTC Bulletin Board in the United States, having the trading symbol "LEOR" and CUSIP# 5266R-10-4.  Previously, the Company's common stock traded with the name Canadian Northern Lites, Inc., having the trading symbol "CANL" and CUSIP# 136414-10-9.

Trading volume and high/low/closing prices for the past twelve quarters are disclosed in the following tables:

Over-the-Counter Bulletin Board Trading Activity
Leopard Capital, Inc.
(All figures are post-split and have been adjusted to reflect 1:25 Reverse Split which took place on December 1, 2000).

Quarter Ended	High	Low	Close	Volume

12/31/02	$0.01	$0.007	$0.007	9,100
09/30/02	$0.03	$0.01	$0.01	25,500
06/30/02	$0.14	$0.03	$0.03	136,700
03/31/02	$0.30	$0.30	$0.30	2,400
12/31/01	$0.10	$0.10	$0.10	2,900
09/30/01	$0.10	$0.10	$0.10	200
06/30/01	$0.10	$0.10	$0.10	6,600
03/31/01	$0.28125	$0.21875	$0.21875	1,000
12/31/00	$0.3125	$0.3125	$0.3125	8,400

Leopard Capital, Inc.	Page 8 of 43	10-KSB

Over-the-Counter Bulletin Board Trading Activity
Canadian Northern Lites, Inc.
(All figures are pre-split and have not been adjusted to reflect 1:25 Reverse Split which took place on December 1, 2000.)

Quarter Ended	High	Low	Close	Volume

12/31/00	$0.20	$0.01	$0.03125	165,200
09/30/00	$0.01	$0.01	$0.01	11,700
06/30/00	$0.02	$0.01	$0.02	8,400
03/31/00	$0.005	$0.005	$0.005	2,500

The Company's voting common stock is issued in registered form. Madison Stock Transfer (located in Brooklyn, New York) is the registrar and transfer agent for the voting common stock.

The Company has researched the indirect holdings by depositories and other financial institutions and believes it has in excess of 285 stockholders of its voting common stock.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future.  The present policy of the Company is to retain future earnings for use in its operations and expansion of its business.

Item 6.  Management's Discussion and Analysis or Plan of Operation

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

Management is focused on the immediate task of improving the Company's ability to acquire a quality operating company and improving the Company's access to equity capital.

On March 6, 2002, Leopard Capital entered into a letter of intent to acquire all of the outstanding shares of capital stock of International Global Positioning, Inc., a development stage company focused on the development and distribution of user-friendly devices that incorporate Global Positioning Technology, in exchange for unissued shares of Leopard Capital, Inc. common stock.  This letter of intent expired on April 15, 2002 and is no longer in effect, as IGP was unable to satisfy the due diligence requirements set forth in the letter.

On March 5, 2002, Larry Low resigned as a Director of Leopard Capital, Inc. citing personal reasons.

Leopard Capital, Inc.	Page 9 of 43	10-KSB

On January 21, 2003 the Company held its Annual Meeting of Stockholders at 1574 Gulf Road, Point Roberts, Washington.  At the meeting stockholders re-elected Cam Dalgliesh and Terry G. Cook as the Company's only two directors, and passed a resolution that the accounting firm of McLean Majdanski, Chartered Accountants, be ratified as the independent auditors for the Company for fiscal years ended December 31, 2001 and 2002. In addition, stockholders approved two additional resolutions.

Firstly, the Company's 2002 Stock Incentive Plan was adopted by stockholders.  The shares voted for this resolution totaled 5,150,684 or 93.72% of the 5,495,826 shares entitled to vote.

Under the Plan, the Compensation Committee, in its discretion, may grant common stock or stock options to purchase common stock of the Company to key employees, consultants, and non-employee directors of the Company.  The Company has reserved 825,000 shares of common stock for the grant of options under the Plan, subject to anti-dilution provisions.

The purpose of the Plan is to improve the Company's ability to attract, retain and compensate highly competent key employees, non-employee directors and consultants ("employee(s)") and to act as an incentive in motivating selected key employees, non-employee directors and consultants of Leopard Capital, Inc. to achieve long-term corporate objectives, by awarding certain options to purchase the Company's common stock, and to receive grants of Common Stock subject to certain restrictions.  A copy of the 2002 Stock Incentive Plan may be obtained upon written request to the Company at 1574 Gulf Rd. #1505, Point Roberts, Washington 98281.

A copy of the 2002 Stock Incentive Plan is attached as Exhibit 10.1.

Secondly, stockholders approved at the January 21, 2003 Annual Meeting a resolution to grant discretionary authority to Leopard's Board of Directors to effect a reverse stock split of Leopard's common stock at a ratio within the range from one-to-two to one-to-twenty at any time prior to July 1, 2003.  The shares voted for this resolution totaled 5,176,871 or 94.20% of the 5,495,826 shares entitled to vote.

In order to reduce the number of shares of Leopard's common stock outstanding and thereby attempt to enhance the ability of the Company to use its shares to acquire or merge with an attractive operating company, the Board of Directors believes that it is in the best interests of Leopard's stockholders for the Board of Directors to obtain the authority to implement a reverse stock split.

A reverse stock split would have the following effects:

(i) depending on the exact reverse stock split ratio selected by the Board of Directors, between 2 and 20 Old Shares owned by a stockholder would be exchanged for one (1) New Share;

(ii) the number of shares of Leopard's common stock issued and outstanding will be reduced proportionately based on the reverse stock split ratio selected by the Board of Directors;

(iii) the number of shares reserved for issuance under Leopard's 2002 Stock Incentive Plan will be reduced proportionately based on the reverse stock split ratio selected by the Board of Directors.

The Board of Directors considered that Leopard's common stock may not appeal to brokerage firms that are reluctant to recommend lower priced securities to their clients.  Investors may also be dissuaded from purchasing lower priced stocks because the brokerage commissions, as a percentage of the total transaction, tend to be higher for such stocks.  Moreover, the analysts at many brokerage firms do not monitor the trading activity or otherwise provide research coverage of lower priced stocks.

Leopard Capital, Inc.	Page 10 of 43	10-KSB

The Board of Directors believes that stockholder approval of an exchange ratio range (rather than an exact exchange ratio) provides the Board of Directors with maximum flexibility to achieve the purposes of the reverse stock split.  If the stockholders approve the reverse stock split proposal, the reverse stock split will be effected, if at all, only upon a determination by the Board of Directors that the reverse stock split is in the best interests of Leopard and its stockholders at that time.  In connection with any determination to effect a reverse stock split, the Board of Directors will set the timing for such a split and select the specific ratio within the range.  These determinations will be made by the Board of Directors to create the greatest marketability of Leopard's common stock based on prevailing market conditions at that time.  No further action on the part of stockholders will be required to either implement or abandon the reverse stock split.  If the Board of Directors does not implement a reverse stock split prior to July 1, 2003, the authority granted in this proposal to implement a reverse stock split on these terms will terminate.  The Board of Directors reserves its right to elect not to proceed with the reverse stock split if it determines, in its sole discretion, that the split is no longer in the best interests of Leopard and its stockholders.

A copy of the Summary of Reverse Stock Split is attached as Exhibit 99.3.

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

Liquidity and Capital Resources

The Company's primary source of funds since incorporation has been through the issue of its common stock and through advances from stockholders.  The Company has no revenue to date and does not anticipate meaningful revenues in the foreseeable future.

The Company's cash position at December 31, 2002 was $0 compared to $0 at December 31, 2001.

Advances from stockholders, not settled by issuing shares, was $10,591 at December 31, 2002; compared to $0 at December 31, 2001.

At December 31, 2002, the Company had a negative working capital position of ($10,591); compared to a working capital position of $0 at December 31, 2001.

Leopard Capital, Inc.	Page 11 of 43	10-KSB

Because the Company has minimal cash and no earnings, its ability to realize assets and discharge its liabilities through the normal course of its operations is dependent on continued funding from companies controlled by the president, the receipt of additional funds from investors, and the establishment of successful operations.

During the fiscal year ended December 31, 2002, the Company incurred $0 in marketing expenditures; compared to $0 spent on marketing in the fiscal year ended December 31, 2001.

During the fiscal year ended December 31, 2002, the Company incurred management and consulting fees of $0; compared to management and consulting fees of $12,000 incurred in the fiscal year ended December 31, 2001.

During the fiscal year ended December 31, 2002, the Company incurred a total of $10,591 in administrative expenses compared to $20,923 incurred in the fiscal year ended December 31, 2001.

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

Leopard Capital, Inc.	Page 12 of 43	10-KSB

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," collectively, the Statements.  These Statements drastically change the accounting for business combinations, goodwill and intangible assets.  Companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001.  The Company anticipates that the adoption of these Statements will not have a material affect on its financial statements.

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which provides accounting requirements for retirement obligations associated with tangible long-lived assets.  The Company anticipates that the adoption of this statement will not have a material affect on its financial statements.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which will be effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  The Company anticipates that the adoption of this statement will not have a material affect on its financial statements.

On April 30, 2002, the Financial Accounting Standards Board Issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections.  SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect, if material in the aggregate.  Due to the recission of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses.

The provisions of SFAS No. 145 related to the recission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002.  Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item will be reclassified.  The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002.  All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002.  The adoption of this standard had no impact on the Company's financial position or results of operations.

On June 30, 2002, the Financial Accounting Standards Board Issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)".

The new standard is effective for disposal activities initiated after December 31, 2002 and will impact the company should they have disposals in the future.

Leopard Capital, Inc.	Page 13 of 43	10-KSB

Forward-Looking Statements

Some discussions in this annual filing may contain forward-looking statements and and prospective in nature.  Such forward-looking statements reflect managements beliefs and assumptions and are based on information currently available to management.  Forward looking statements are statements that express our goals, beliefs, plans, current expectations or other statements regarding matters that are not historical facts.  Forward-looking statements are often identified by words such as "believes", "anticipates", "expects", "estimates" and similar expressions, or words which, by their nature, refer to future events.  The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in such statements.

Such factors include, among others, the following:  local, national and international general economic and market conditions; the ability of the Company to attract equity capital; the ability of the Company to implement our proposed exploration program and the success thereof; existing government regulations and changes in, or the failure to comply with, government regulations; changes in business strategy or development plans; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly release the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Leopard Capital, Inc.	Page 14 of 43	10-KSB

Item 7.  Financial Statements

LEOPARD CAPITAL, INC.
FINANCIAL STATEMENTS
DEMEMBER 31, 2002 AND 2001

Auditors' Report To The Shareholders	F-1

Balance Sheets As Of December 31, 2002 And 2001	F-2

Statements Of Operations For The Years Ended December 31, 2002
And 2001 And From Inception Through December 31, 2002	F-3

Statement Of Shareholders' Deficit From Inception Through
December 31, 2002	F-4 to F-6

Statements Of Cash Flows For The Years Ended December 31, 2002
And 2001 And From Inception Through December 31, 2002	F-7, F-8

Notes To December 31, 2002 And 2001 Financial Statements	F-9 to F-20

Leopard Capital, Inc.	Page 15 of 43	10-KSB

F-1

AUDITORS' REPORT

To the Shareholders of
Leopard Capital, Inc.

We have audited the accompanying balance sheets as of December 31, 2002 and 2001 of Leopard
Capital, Inc. (A Development Stage Company and subsidiary of Hudson Capital Corporation) and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31,
2002 and 2001 and from inception to December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of
Leopard Capital, Inc. (A Development Stage Company) as of December 31, 2002 and 2001 and
the results of its operations, changes in shareholders' deficit and changes in cash flows for the years then ended and from inception to December 31, 2002 in accordance with generally accepted accounting principles in the United States.

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

McLean Majdanski

/s/ McLean Majdanski

Chartered Accountants
Vancouver, B.C.
February 27, 2003

Leopard Capital, Inc.	Page 16 of 43	10-KSB

F-2
LEOPARD CAPITAL, INC.
(A Development Stage Company)
BALANCE SHEETS DECEMBER 31, 2002 AND 2001

	2002	2001

ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT
Advances from shareholders (Notes 5 and 9)	$10,591	$0
Total liabilities	10,591	0
SHAREHOLDERS' DEFICIT
Share capital (Note 7)	1,280,579	1,280,579
Deficit accumulated during the development stage	(1,291,170)	(1,280,579)
Total shareholders' deficit	(10,591)	0
Total liabilities and shareholders' deficit	$0	$0

(See accompanying notes)
Leopard Capital, Inc.	Page 17 of 43	10-KSB

F-3
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 2002

	Cumulative
	Total Since
	Inception	2002	2001

EXPLORATION AND DEVELOPMENT EXPENSES
Exploration and development	$19,885	$0	$0
Write off of investment in joint venture (Note 4)	60,463	0	0
Write off of development and property costs (Note 4)	442,529	0	0
Total exploration and development expenses	522,877	0	0
MARKETING EXPENSES (Note 5)
Advertising	2,637	0	0
Courier and postage	7,383	0	0
Meetings	1,357	0	0
Printing	19,056	0	0
Promotion and entertainment	16,454	0	0
Services	58,525	0	0
Telephone and fax	22,438	0	0
Travel	41,305	0	0
Total marketing expenses	169,155	0	0
ADMINISTRATIVE EXPENSES (Note 5)
Accounting and audit fees	49,212	3,781	4,812
Automobile	2,689	0	0
Bank charges and interest	2,185	0	0
Computer servicing	9,830	0	0
Incorporation expenses written off	6,794	0	0
Insurance	836	0	0
Interest on long term debt (Notes 5 and 8)	11,991	0	0
Legal	150,697	5,172	317
Management and consulting fees (Note 5)	160,906	0	12,000
Meals and entertainment	28	0	0
Office supplies and service	70,068	648	3,087
Rent	9,021	0	0
SEC filing fees	10,981	0	0
Telephone and fax	7,036	0	0
Transfer agent fees	5,221	990	707
Travel	33,990	0	0
U.S. financial services	28,339	0	0
Wages and benefits	25,930	0	0
Total administrative expenses	585,754	10,591	20,923
LOSS BEFORE OTHER INCOME (LOSS)	(1,277,786)	(10,591)	(20,923)
OTHER INCOME (LOSS)
Interest income	798	0	0
Loss on disposal of capital assets	(11,923)	0	0
Loss on cash settlements of accounts payable	(2,259)	0	0
NET LOSS	($1,291,170)	($10,591)	($20,923)

(See accompanying notes)
Leopard Capital, Inc.	Page 18 of 43	10-KSB

F-4
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 2002

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
made by former directors and valued at the
net book value of those advances which
was less than the market value of the
shares (Note 4)	0.1502	4,000,000	4,000	596,822
Net loss, year ended December 31, 1996					(460,106)
Balance at December 31, 1996		14,424,000	$14,424	$778,206	($538,170)

(See accompanying notes)
Leopard Capital, Inc.	Page 19 of 43	10-KSB

F-5
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 2002

					Deficit
					Accumulated
		Common Stock		Additional	During The
	Per			Paid-up	Development
Voting Common Stock (Continued)	Share	Shares	Par Value	Capital	Stage
Balance at December 31, 1996		14,424,000	$14,424	$778,206	($538,170)
Issuance of common stock for services to
former legal counsel valued at the billed
value for the services rendered	$0.1745	570,000	570	98,911
Fair value of donated accounting services
provided by a former director				2,000
Net loss, year ended December 31, 1997					(521,159)
Balance at December 31, 1997		14,994,000	14,994	879,117	(1,059,329)
Issuance of common stock to former directors
to repay amounts advanced by them to
the Company and the shares are valued at
the value of the amount owing to them	0.1249	667,000	667	82,672
Issuance of common stock to an arm's
length supplier to repay the amount owing
and shares valued at the fair value of
the shares issued	0.0598	50,000	50	2,942
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the market
value of the shares issued	0.0100	1,500,000	1,500	13,500
Net loss, year ended December 31, 1998					(118,524)
Balance at December 31, 1998		17,211,000	17,211	978,231	(1,177,853)
Net loss, year ended December 31, 1999					(58,216)
Balance at December 31, 1999		17,211,000	17,211	978,231	(1,236,069)
Cancellation of shares in consideration for
the release by the Company of its 20%
joint venture interest (Note 4)	0.0000	(2,080,000)	(2,080)	2,079
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the market
value of the shares issued	0.0050	4,000,000	4,000	16,000
Balance prior to reverse stock split		19,131,000	19,131	996,310
Reverse stock split effective December 1, 2000		(18,365,760)	(18,366)	18,366
Balance after reverse stock split		765,240	765	1,014,676
Cost amount of shares of subsidiary
that were distributed to the shareholders				(1)
Reversal of prior year management fees
charged by a related party (Note 5)				36,995
Recognition of the loss in net assets
created by the spin-off of the former
subsidiary (Note 3)				(657)
Net loss, year ended December 31, 2000					(23,587)
Balance at December 31, 2000		765,240	$765	$1,051,013	($1,259,656)

(See accompanying notes)
Leopard Capital, Inc.	Page 20 of 43	10-KSB

F-6
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 2002

					Deficit
					Accumulated
		Common Stock		Additional	During The
	Per			Paid-up	Development
Voting Common Stock (Continued)	Share	Shares	Par Value	Capital	Stage
Balance at December 31, 2000		765,240	$765	$1,051,013	($1,259,656)
Conversion of non-voting common stock to
voting common stock		1,600,000	1,600	101,978
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	$0.0400	3,000,000	3,000	117,000
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	0.0400	114,337	114	4,459
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	0.0400	16,249	16	634
Net loss, year ended December 31, 2001					(20, 923)
Balance at December 31, 2001		5,495,826	5,495	1,275,084	(1,280,579)
Net loss, year ended December 31, 2002					(10,591)
Balance at December 31, 2002		5,495,826	$5,495	$1,275,084	($1,291,170)

Non-voting Common Stock
Issuance of non-voting common stock
to the president and companies controlled
by him to reduce debts owing by the
Company and its subsidiary to those
parties	$0.0025	40,000,000	$40,000	$60,000
Reverse stock split effective December 1, 2000		(38,400,000)	(38,400)	38,400
Balance after reverse stock split		1,600,000	1,600	98,400
Reversal of prior year management fees
charged by a related party (Note 5)				3,643
Recognition of the loss in net assets
created by the spin-off of the former
subsidiary (Note 3)				(65)
Balance of non-voting common stock as at
December 31, 2000		1,600,000	1,600	101,978
Conversion of non-voting common stock to
voting common stock		(1,600,000)	(1,600)	(101,978)
Balance of non-voting common stock as at
December 31, 2001 and 2002		0	$0	$0

(See accompanying notes)
Leopard Capital, Inc.	Page 21 of 43	10-KSB

F-7
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 2002

	Cumulative
	Total Since
	Inception	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($1,291,170)	($10,591)	($20,923)
Items not involving an outlay of cash
Non-cash accounting services of a former director	2,000
Loss on disposal of capital assets	11,923	0	0
Write off of incorporation costs	794	0	0
Write off of investment in joint venture	60,463	0	0
Write off of development and property costs	442,529	0	0
Loss on cash settlements of accounts payable	2,260	0	0
Change in working capital items
Canadian goods and services tax receivable	(1,500)	0	0
Accounts payable increase before part of the
balance was settled by issuing shares	226,796	10,591	20,923
Net cash used in operating activities	(545,905)	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	151,502	0	0
Stock issued on exercise of stock options	500	0	0
Loan from shareholder	14,016	0	0
Advances from former subsidiary	4,300	0	0
Advances from shareholders before part of the
balance was settled by issuing shares	866,457	0	0
Net cash from financing activities	1,036,775	0	0
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(11,949)	0	0
Proceeds from disposal of fixed assets	26	0	0
Incorporation costs	(794)	0	0
Mineral property payments	(478,153)	0	0
Net cash used in investing activities	(490,870)	0	0
NET CHANGE IN CASH BALANCE	0	0	0
CASH AT BEGINNING OF YEAR	0	0	0
CASH AT END OF YEAR	$0	$0	$0

(See accompanying notes)
Leopard Capital, Inc.	Page 22 of 43	10-KSB

F-8
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH DECEMBER 31, 2002

	Cumulative
	Total Since
	Inception	2002	2001

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Reverse Takeover
The Company had a reverse takeover in which the following
net assets were acquired in exchange for assumption
of the shareholders' equity of the acquiring company
Net assets acquired	$87, 408
Liabilities assumed	$17,920
Shareholders' equity assumed
Share capital, par value	10,000
Share capital, additional paid up capital	137,552
Accumulated deficit during the developments stage	(78,064)
Total shareholders' equity	69,488
Total liabilities and shareholders' equity	$87,408
Voting Shares Issued to Repay Current and Long Term Debt
Par value	$3,564	$0	$3,130
Additional paid up capital	983,049	0	122,093
Total	$986,613	$0	$125,223
Debt repaid
Accounts payable	$167,534	$0	$23,143
Advances from shareholders	816,819	0	102,080
Gain on settlement of debt	2,260	0	0
Total debt repaid	$986,613	$0	$125,223
Non-voting Shares Issued to Repay Current and Long Term Debt
Par value	$1,600	$0	$0
Additional paid up capital	98,400	0	0
Total	$100,000	$0	$0
Debt repaid
Accounts payable	$48,282	$0	$0
Advances from shareholders	26,877	0	0
Promissory note payable	24,841	0	0
Total debt repaid	$100,000	$0	$0
Purchase of Property with Promissory Note
Promissory note payable issued for property	$24,841
Reversal of Prior Year Management Fees
Reversal of management fees and
reduction in accounts payable	$40,638	$0	$0
Increase in additional share capital	$40,638	$0	$0
Spinoff of Subsidiary
Loss in net assets charged to additional
paid in capital of common shares	$722	$0	$0
Carrying value of subsidiary charged to additional
paid in capital of common shares	$1	$0	$0

(See accompanying notes)
Leopard Capital, Inc.	Page 23 of 43	10-KSB

F-9
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

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

Leopard Capital, Inc.	Page 24 of 43	10-KSB

F-10
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

1.	BASIS OF PRESENTATION FOR A COMPANY IN THE DEVELOPMENT STAGE
(Continued)

The financial statements present the consolidated results of operations of the Company and its former subsidiary to December 1, 2000 and the results of the Company's activities by itself from December 1, 2000 to December 31, 2002.

On January 4, 2001, the 1,600,000 non-voting common shares were converted to voting common shares making the Company a subsidiary of Hudson Capital Corporation.

As at December 31, 2002, the Company does not have any cash to cover current and future liabilities and does not have any assets capable of generating cash. Future activities require cash being provided to the Company by investors or lenders and the Company acquiring an asset, or assets, capable of generating income. As stated in Note 5, companies controlled by the president of the Company are currently funding, and plan to continue to fund, the administrative expenses incurred by the Company. In addition, these related parties reversed, effective November 30, 2000, management fees of $2,000 per month for a total of $62,000 that they previously charged the Company. These efforts are part of a long range strategy to restructure the Company's affairs, arrange for new long term financing and continue to locate and develop income producing properties.

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

Leopard Capital, Inc.	Page 25 of 43	10-KSB

F-11
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

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
principal amount of the debt owing if bills are rendered or cash is advanced. If specific billings are not presented, then the transactions are valued at the trading price of publicly traded shares on the date the new shares were issued.

Leopard Capital, Inc.	Page 26 of 43	10-KSB

F-12
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(f)	Donated Services

The fair value of services donated to the Company are expensed or capitalized and treated as a contribution of capital. If the fair value of the services is considered immaterial, then no amount is recorded.

	(g)	Related Party Transactions

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
administrative expenses to operations in the year they occur. The Company capitalizes only those costs that it expects to recover through future operations and those costs are subject to a regular review for possible impairment.

Leopard Capital, Inc.	Page 27 of 43	10-KSB

F-13
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i) Development Stage Enterprise (Continued)

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statement of operations and cash flows from inception to December 1, 2000 of the designated acquirer, Dakota Mining &
Exploration Ltd. and from the date of acquisition to December 31, 2002 of Leopard
Capital Inc., the former designated subsidiary.

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

Acquisition of Dakota shares in exchange for shares and recorded at the
estimated fair market value of the underlying assets			$72, 538
Advances made to the subsidiary that were eventually paid by issuing additional shares of the subsidiary
	Year	Advances
Advanced to subsidiary	1996	$759,443
Advanced to subsidiary	1997	180,148
Advanced to subsidiary	1998	129,705
Advances converted to share capital	1998	(911,187)	911,187
Advanced to subsidiary	1999	3,444
Advanced to subsidiary	2000	0
Advances converted to share capital	2000	(161,553)	161,553
Total		$0	1,145,278
Write down of investment to reflect the underlying value			(1,145,277)
Balance of carrying value of investment before distribution			$1

Leopard Capital, Inc.	Page 28 of 43	10-KSB

F-14
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

3.	SPIN-OFF OF SUBSIDIARY (Continued)

Reconciliation of deficit
Deficit relating to Dakota operations at the date
of acquisition which was recorded by increasing
the additional paid up capital	$78,064
Retained earnings and foreign exchange gains
relating to Leopard operations outside of the
Canadian mining operations	27,913
Reversal of prior year management fees
charged by a related party (Note 5)	40,638
Reduction of payables created by the spin-off of
the shares of the subsidiary that reduced the
deficit of Leopard Capital, Inc.	(722)
Write down of investment in Dakota to carrying value
of the underlying assets	1,145,277
Reported deficit of Leopard Capital, Inc.	1,291,170

4.	MINERAL PROPERTIES AND INVESTMENT IN JOINT VENTURE

	(a)	Ewer/Klinker Mineral Properties

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

Leopard Capital, Inc.	Page 29 of 43	10-KSB

F-15
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

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

In the 2000 fiscal year, the Company reached a formal agreement with the former joint venture partner to return its 20% interest in the joint venture in exchange for the joint venture partner returning 2,080,000 shares of the company back to the
Company and releasing the Company from any claim arising from the Option agreement or the British Columbia Supreme Court Action. The Consent Dismissal Order has now
been filed and the shares have now been returned.

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

5.	RELATED PARTIES

	(a)	Loan From Shareholder

This amount due to a shareholder required interest at 12% per annum. The loan plus interest accrued at 12% per annum was repaid by the issue of share capital in October 2000.

Leopard Capital, Inc.	Page 30 of 43	10-KSB

F-16
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

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

Leopard Capital, Inc.	Page 31 of 43	10-KSB

F-17
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

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
		No provision for additional income tax recovery has been recorded by the Company due to its
		history of losses indicating that, more likely than not, none of the deferred income tax
		assets will be realized.

	(b)	Effective Income Tax Rate

		Because the Company has not yet earned any revenue or income, it has an effective tax
		rate of zero per cent.

	(c)	Losses Available For Deduction Against Future Taxable Incomes

		Expiry years:	2009	$3,000
			2010	50
			2011	30,582
			2012	1,589
			2019	4,122
			2020	4,300
			2021	20,923
			2022	10,591
				$75,157

	(d)	Deferred Income Tax Assets
				2002	2001
		Net operating loss carryforwards		$29,311	$25,181
		Valuation allowances to recognize the Company's history of
		losses and absence of profits to date.		(29,311)	(25,181)
		Net deferred income tax assets		$0	$0

Leopard Capital, Inc.	Page 32 of 43	10-KSB

F-18
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

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

	(b)	Issued and Outstanding

			# of Shares		Paid Up Capital
			2002	2001	2002	2001
		Voting common shares
		Par value			$5,495	$5,495
		Additional paid-up capital			1,275,084	1,275,084
		Total	5,495,826	5,495,826	$1,280,579	$1,280,579

Leopard Capital, Inc.	Page 33 of 43	10-KSB

F-19
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

7.	SHARE CAPITAL (Continued)

	(c)		Net Loss Per Share
			2002	2001
		Net loss	($10,591)	($20,923)

		Weighted number of common shares issued	5,495,826	4,571,574

		Net loss per share	$0.00	$0.00

			Fully diluted net loss per share is not presented because the Company has a net loss
			which makes the conversion anti-dilutive.

	(d)		Director's Authority To Effect A Reverse Stock Split

			At the annual meeting of the shareholders held on January 21, 2003 the board of directors were
			granted discretionary power to effect a reverse stock split of the Company's common stock at
			a ratio within the range of one-to-two to one-to-twenty at any time prior to July 1, 2003.

	(e)		2002 Stock Incentive Plan

			At the annual meeting of the shareholders held on January 21, 2003 the Company's 2002 Stock
			Incentive Plan was approved. Under the Plan, the Compensation Committee of the Board of
			Directors, in its discretion, may grant common stock or options to purchase common stock of
			the Company to key employees, consultants, and non-employee directors of the Company.
			The Company has reserved 825,000 shares of common stock for the grant of options under
			the Plan and this number of shares is subject to any changes created by a reverse stock split.

			The purpose of the Plan is to improve the Company's ability to attract, retain and compensate
			highly competent key employees, non-employee directors and consultants and to motivate
			selected key employees, non-employee directors and consultants of Leopard Capital, Inc. to
			achieve long-term corporate objectives, by awarding certain options to purchase the Company's
			common stock, and to receive grants of common stock subject to certain restrictions.

			The Compensation Committee of the Board of Directors shall have the authority to determine all
			matters relating to the options to be granted under this Plan including selection of the individuals
			to be granted Awards or Stock options, the number of shares, the date, the termination of the
			stock options or Awards, the stock option term, vesting schedules and all other terms and
			conditions thereof.

			To date no options or awards have been made.

8.	PROMISSORY NOTE

	To purchase the mineral properties discussed in Note 4(b), the Company issued a $24,841
	promissory note, due on demand, to a company that is a major shareholder of the Company
	and whose controlling shareholder is the president and a director of the Company. This note
	which required interest at 8% per annum, was repaid during 2000 by issuing shares.

Leopard Capital, Inc.	Page 34 of 43	10-KSB

F-20
LEOPARD CAPITAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

9.	FINANCIAL INSTRUMENTS

	(a)	Fair Value

The Company's financial instrument consists of advances from shareholders. The Company had no financial instruments at the end of fiscal 2001.

	(b)	Foreign Currency Risk

The Company has no balances exposed to a foreign currency risk.

	(c)	Interest Rate Risk

The Company is not exposed to interest rate risk.

Leopard Capital, Inc.	Page 35 of 43	10-KSB

Item 8.  Changes In and Disagreements With Accountants
on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-B.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act

The following table lists as of February 27, 2003 the names of the Directors and Executive Officers of the Company.  The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Stockholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

Directors and Executive Officers

Name	Age	Position(s)	Director Since

Terry G. Cook	53	President & Director	May 1998
Cam Dalgliesh	60	Secretary & Director	May 1998

Mr. Low resigned as a Director on March 5, 2002 citing personal reasons.

Business Experience

Terry G. Cook - Mr. Cook is our President and a Director and also holds the positions of Chief Financial Officer and Treasurer.  He has been employed with us since May 1998.  His responsibilities include general management and financial management.  Mr. Cook is a graduate of Harvard Business School where he received an MBA in 1974.  Since 1978 to the present he has continuously been the President and a Director of Stanford Capital, Inc. (formerly Westridge Capital Inc.), a management and investment company.  Mr. Cook has over 20 years experience in creating and building small and medium sized businesses and real estate ventures as a result of his work with Stanford Capital, Inc.

Cam Dalgliesh - Mr. Dalgliesh is a Director and also holds the position of Secretary.  His responsibilities include assisting Mr. Cook in our general administration and planning.  Mr. Dalgliesh has a Bachelor of Arts Degree and has extensive experience in several small and medium sized businesses.  Following a short period of traveling, Mr. Dalgliesh joined Quicksilver  Messengers in October 1998 and has been with them ever since, in the customer service area.  Prior to that he worked from May 1997 to June 1998 with K&H Dispatch Couriers Ltd, a courier company that has been in business over 25 years.

Leopard Capital, Inc.	Page 36 of 43	10-KSB

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

Item 10.  Executive Compensation

Until November 21, 2002 the Company had no formal plan for compensating its Directors for their service in their capacity as Directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2002, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

On November 21, 2002, the Board of Directors of the Company unanimously adopted the 2002 Stock Option Plan for the Company (the "Plan").  Under the Plan, the Compensation Committee (as hereinafter defined), in its discretion may grant common stock or stock options to purchase common stock of the Company to key employees, consultants, and non-employee directors of the Company.  The Company has reserved 825,000 shares of common stock for the grant of options under the Plan, subject to anti-dilution provisions.

Leopard Capital, Inc.	Page 37 of 43	10-KSB

At the annual meeting held on January 21, 2003 the stockholders approved the Plan.  The Board recommended approval of the Plan in order to assist the Company to attract, retain and compensate highly competent key employees, non-employee directors and consultants ("employee(s)") and to act as an incentive in motivating selected key employees, non-employee directors and consultants of Leopard Capital, Inc. to achieve long-term corporate objectives, by awarding certain options ("Stock Options") to purchase the Company's common stock, $0.001 par value ("Common Stock"), and to receive grants of Common Stock subject to certain restrictions ("Awards").

A copy of the 2002 Stock Incentive Plan is attached as Exhibit 10.1.

During 2002, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2002 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per Executive Officer.

The Company has no written employment agreements.

In fiscal 2001, management fees of $12,000 at a rate of $2,000 per month for the first six months of 2001 were charged to Leopard, payable to a company controlled by Terry G. Cook, President of the Company.  These fees were paid by issues of share capital on April 15, 2001 and June 30, 2001.  No management fees were charged for the last six months of 2001.  No management fees were charged in fiscal 2002.

Other than that disclosed above, no compensation was paid during Fiscal 2002 to any of the officers or directors of the Company to the extent that they were compensated in excess of $60,000.

The following table sets forth the compensation paid by us to our principal executive officers for fiscal years ending 2002, 2001 and 2000.

SUMMARY COMPENSATION TABLE
		Annual compensation			Long-term compensation
					Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compen- sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($)

Terry G. Cook, President	2002	0	0	0	0	0	0	0

Terry G. Cook, President	2001	0	0	12,000	0	0	0	0

Terry G. Cook, President	2000	0	0	0	0	0	0	0

Leopard Capital, Inc.	Page 38 of 43	10-KSB

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The Registrant is a publicly-owned corporation, the shares of which are owned by United States and Canadian residents.  The Registrant is controlled by Hudson Capital Corporation, a company controlled by Terry G. Cook, President of Leopard Capital, Inc.

The following table lists as of February 27, 2003 all persons/companies the Registrant is aware of as being the beneficial owner of more than five percent (5%) of the Voting Common stock of the Registrant.

5% or Greater Stockholders

Title of	Name and Address	Amount and Nature of	Percent of
Class	of Beneficial Owner	Beneficial Ownership	Class (1)

Common	Terry G. Cook	4,950,586	90.08%
	10655 NE 4th Street, Suite 400
	Bellevue, WA 98004

(1) Based on 5,495,826 shares of common stock outstanding as of February 27, 2003.

The following table lists as of February 27, 2003, all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group.

Security Ownership of Management

Title of	Name and Address	Amount and Nature of	Percent of
Class	of Beneficial Owner	Beneficial Ownership	Class (1)

Common	Terry G. Cook, President and Director	4,950,586	90.08%
	10655 NE 4th Street, Suite 400
	Bellevue, WA 98004

Common	Cam Dalgliesh, Director	0	0.00%
	1574 Gulf Road, #1505,
	Point Roberts, WA 98281

Total Directors and Officers		4,950,586	90.08%

(1) Based on 5,495,826 common shares outstanding as of February 27, 2003.

Leopard Capital, Inc.	Page 39 of 43	10-KSB

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

On May 5, 1998, the Company purchased the Way I, Banjo I and Banjo II claims from 456786 B.C. Ltd., a company controlled by Terry G. Cook, President of Leopard Capital, Inc.

Item 13.  Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Description of Exhibits

10.1	2002 Stock Incentive Plan
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer
99.3	Summary of Reverse Stock Split

Reports on Form 8-K

Leopard Capital, Inc. filed the following two reports on Form 8-K during the fiscal year starting January 1, 2002 and ending December 31, 2002.

A Form 8-K dated March 6, 2002 was filed on March 6, 2002 to report that the Company had entered into a letter of intent to acquire all of the outstanding shares of capital stock of International Global Positioning, Inc. (IGP) in exchange for authorized but as yet unissued shares of Leopard Capital, Inc. common stock.  This letter of intent expired on April 15, 2002 as IGP was unable to satisfy the due diligence requirements set forth in the letter.  This 8K dated  March 6, 2002 is incorporated by reference.

A Form 8-K dated March 5, 2002 was filed on March 8, 2002 to report that on March 5, 2002, Larry Low resigned as a Director of Leopard Capital, Inc. citing personal reasons.  This 8-K dated March 5, 2002 is incorporated by reference.

Leopard Capital, Inc.	Page 40 of 43	10-KSB

Item 14. Controls and Procedures

The Company's President, acting in the capacity of Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days prior to filing this annual report on From 10-KSB.  Based on his evaluation,  the Company's President concluded that the Company's disclosure controls and procedures are effective to ensure that information  required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

Since the date of the most recent evaluation of the Company's internal controls by the Company's President, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Leopard Capital, Inc. (Registrant)

By /s/ Terry G. Cook Terry G. Cook, President
Date February 27, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Terry G. Cook Terry G. Cook, President
Date February 27, 2003

By /s/Cam Dalgliesh Cam Dalgliesh, Director and Secretary
Date February 27, 2003

Leopard Capital, Inc.	Page 41 of 43	10-KSB

CERTIFICATIONS

Principal Executive Officer Certification

I, Terry G. Cook, certify that:

1. I have reviewed this annual report on Form 10-KSB of Leopard Capital, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003

 /s/ Terry G. Cook

President

Leopard Capital, Inc.	Page 42 of 43	10-KSB

Principal Financial Officer Certification

I, Terry G. Cook, certify that:

1. I have reviewed this annual report on Form 10-KSB of Leopard Capital, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003

 /s/ Terry G. Cook

Chief Financial Officer

Leopard Capital, Inc.	Page 43 of 43	10-KSB