Form 10QSB
period 2003-03-31
LEOPARD CAPITAL INC
filed 2003-04-30
CIK 1039726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 2034 FOR THE QUARTER ENDED

MARCH 31, 2003

Commission File Number 000-30644

 LEOPARD CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Nevada, USA	98-0348086
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1574 Gulf Road  #1505
Point Roberts, WA 98281
(Address of principal executive offices

(604) 879-9001
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 2034 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

As of March 31, 2003, there were 5,495,826 shares of common stock, $.001 par value, of Leopard Capital, Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x/

Leopard Capital, Inc.	Page 1 of 20	Form 10-QSB March 31, 2003

Leopard Capital, Inc.	Page 2 of 20	Form 10-QSB March 31, 2003

PART I

Item 1.  Financial Statements

LEOPARD CAPITAL, INC.
FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

Balance Sheets As Of March 31, 2003 And December 31, 2002	F-1

Statements Of Operations For The Three Months Ended March 31, 2003
And 2002 And From Inception Through March 31, 2003	F-2

Statement Of Shareholders' Deficit From Inception Through March 31, 2003	F-3 to F-5

Statements Of Cash Flows For The Three Months Ended March 31, 2003
And 2002 And From Inception Through March 31, 2003	F-6

Condensed Notes To March 31, 2003 Financial Statements	F-7

Leopard Capital, Inc.	Page 3 of 20	Form 10-QSB March 31, 2003

F-1
LEOPARD CAPITAL, INC.
(A Development Stage Company)
BALANCE SHEETS MARCH 31, 2003 AND DECEMBER 31, 2002
(Unaudited)

	Mar. 31, 2003	Dec. 31, 2002
	(Unaudited)

ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT
Advances from shareholders (Notes 5 and 9)	$11,859	$10,591
Total liabilities	11,859	10,591
SHAREHOLDERS' DEFICIT
Share capital (Note 7)	1,280,579	1,280,579
Deficit accumulated during the development stage	(1,292,438)	(1,291,170)
Total shareholders' deficit	(11,859)	(10,591)
Total liabilities and shareholders' deficit	$0	$0

(See accompanying notes)

Leopard Capital, Inc.	Page 4 of 20	Form 10-QSB March 31, 2003

F-2
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH MARCH 31, 2003
(Unaudited)
	Cumulative	For The Three	For The Three
	Total Since	Months Ended	Months Ended
	Inception	Mar. 31, 2003	Mar. 31, 2002
	(Unaudited)	(Unaudited)	(Unaudited)
EXPLORATION AND DEVELOPMENT EXPENSES
Exploration and development	$19,885	$0	$0
Write off of investment in joint venture (Note 4)	60,463	0	0
Write off of development and property costs (Note 4)	442,529	0	0
Total exploration and development expenses	522,877	0	0
MARKETING EXPENSES (Note 5)
Advertising	2,637	0	0
Courier and postage	7,383	0	0
Meetings	1,357	0	0
Printing	19,056	0	0
Promotion and entertainment	16,454	0	0
Services	58,525	0	0
Telephone and fax	22,438	0	0
Travel	41,305	0	0
Total marketing expenses	169,155	0	0
ADMINISTRATIVE EXPENSES (Note 5)
Accounting and audit fees	49,212	0	0
Automobile	2,689	0	0
Bank charges and interest	2,185	0	0
Computer servicing	9,830	0	0
Incorporation expenses written off	6,794	0	0
Insurance	836	0	0
Interest on long term debt (Notes 5 and 8)	11,991	0	0
Legal	150,697	0	0
Management and consulting fees (Note 5)	160,906	0	0
Meals and entertainment	28	0	0
Office supplies and service	71,141	1,073	0
Rent	9,021	0	0
SEC filing fees	10,981	0	0
Telephone and fax	7,036	0	0
Transfer agent fees	5,416	195	0
Travel	33,990	0	0
U.S. financial services	28,339	0	0
Wages and benefits	25,930	0	0
Total administrative expenses	587,022	1,268	0
LOSS BEFORE OTHER INCOME (LOSS)	(1,279,054)	(1,268)	(0)
OTHER INCOME (LOSS)
Interest income	798	0	0
Loss on disposal of capital assets	(11,923)	0	0
Loss on cash settlements of accounts payable	(2,259)	0	0
NET LOSS	($1,292,438)	($1,268)	($0)

(See accompanying notes)

Leopard Capital, Inc.	Page 5 of 20	Form 10-QSB March 31, 2003

F-3
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH MARCH 31, 2003
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
made by former directors and valued at the
net book value of those advances which
was less than the market value of the
shares (Note 4)	0.1502	4,000,000	4,000	596,822
Net loss, year ended December 31, 1996					(460,106)
Balance at December 31, 1996		14,424,000	$14,424	$778,206	($538,170)

(See accompanying notes)

Leopard Capital, Inc.	Page 6 of 20	Form 10-QSB March 31, 2003

F-4
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH MARCH 31, 2003
(Unaudited)

					Deficit
					Accumulated
		Common Stock		Additional	During The
	Per			Paid-up	Development
Voting Common Stock (Continued)	Share	Shares	Par Value	Capital	Stage
Balance at December 31, 1996		14,424,000	$14,424	$778,206	($538,170)
Issuance of common stock for services to
former legal counsel valued at the billed
value for the services rendered	$0.1745	570,000	570	98,911
Fair value of donated accounting services
provided by a former director				2,000
Net loss, year ended December 31, 1997					(521,159)
Balance at December 31, 1997		14,994,000	14,994	879,117	(1,059,329)
Issuance of common stock to former directors
to repay amounts advanced by them to
the Company and the shares are valued at
the value of the amount owing to them	0.1249	667,000	667	82,672
Issuance of common stock to an arm's
length supplier to repay the amount owing
and shares valued at the fair value of
the shares issued	0.0598	50,000	50	2,942
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the market
value of the shares issued	0.0100	1,500,000	1,500	13,500
Net loss, year ended December 31, 1998					(118,524)
Balance at December 31, 1998		17,211,000	17,211	978,231	(1,177,853)
Net loss, year ended December 31, 1999					(58,216)
Balance at December 31, 1999		17,211,000	17,211	978,231	(1,236,069)
Cancellation of shares in consideration for
the release by the Company of its 20%
joint venture interest (Note 4)	0.0000	(2,080,000)	(2,080)	2,079
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the market
value of the shares issued	0.0050	4,000,000	4,000	16,000
Balance prior to reverse stock split		19,131,000	19,131	996,310
Reverse stock split effective December 1, 2000		(18,365,760)	(18,366)	18,366
Balance after reverse stock split		765,240	765	1,014,676
Cost amount of shares of subsidiary
that were distributed to the shareholders				(1)
Reversal of prior year management fees
charged by a related party (Note 5)				36,995
Recognition of the loss in net assets
created by the spin-off of the former
subsidiary (Note 3)				(657)
Net loss, year ended December 31, 2000					(23,587)
Balance at December 31, 2000		765,240	$765	$1,051,013	($1,259,656)

(See accompanying notes)

Leopard Capital, Inc.	Page 7 of 20	Form 10-QSB March 31, 2003

F-5
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH MARCH 31, 2003
(Unaudited)
					Deficit
					Accumulated
		Common Stock		Additional	During The
	Per			Paid-up	Development
Voting Common Stock (Continued)	Share	Shares	Par Value	Capital	Stage
Balance at December 31, 2000		765,240	$765	$1,051,013	($1,259,656)
Conversion of non-voting common stock to
voting common stock		1,600,000	1,600	101,978
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	$0.0400	3,000,000	3,000	117,000
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	0.0400	114,337	114	4,459
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	0.0400	16,249	16	634
Net loss, year ended December 31, 2001					(20, 923)
Balance at December 31, 2001		5,495,826	5,495	1,275,084	(1,280,579)
Net loss, period ended March 31, 2002					(0)
Balance at March 31, 2002		5,495,826	$5,495	$1,275,084	($1,280,579)
Net loss, year ended December 31, 2002					(10,591)
Balance at December 31, 2002		5,495,826	$5,495	$1,275,084	($1,291,170)
Net loss, period ended March 31, 2003					(1,268)
Balance at March 31, 2003		5,495,826	$5,495	$1,275,084	($1,292,438)

Non-voting Common Stock
Issuance of non-voting common stock
to the president and companies controlled
by him to reduce debts owing by the
Company and its subsidiary to those parties	$0.0025	40,000,000	$40,000	$60,000
Reverse stock split effective December 1, 2000		(38,400,000)	(38,400)	38,400
Balance after reverse stock split		1,600,000	1,600	98,400
Reversal of prior year management fees
charged by a related party (Note 5)				3,643
Recognition of the loss in net assets
created by the spin-off of the former
subsidiary (Note 3)				(65)
Balance of non-voting common stock as at
December 31, 2000		1,600,000	1,600	101,978
Conversion of non-voting common stock to
voting common stock		(1,600,000)	(1,600)	(101,978)
Balance of non-voting common stock as at
March 31, 2003 and 2002		0	$0	$0

(See accompanying notes)

Leopard Capital, Inc.	Page 8 of 20	Form 10-QSB March 31, 2003

F-6
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH MARCH 31, 2003
(Unaudited)
	Cumulative	For the three	For the three
	Total Since	Months Ended	Months Ended
	Inception	Mar. 31, 2003	Mar. 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($1,292,438)	($1,268)	($0)
Items not involving an outlay of cash
Non-cash accounting services of a former director	2,000
Loss on disposal of capital assets	11,923	0	0
Write off of incorporation costs	794	0	0
Write off of investment in joint venture	60,463	0	0
Write off of development and property costs	442,529	0	0
Loss on cash settlements of accounts payable	2,260	0	0
Change in working capital items
Canadian goods and services tax receivable	(1,500)	0	0
Accounts payable increase before part of the
balance was settled by issuing shares	228,064	1,268	0
Net cash used in operating activities	(545,905)	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	151,502	0	0
Stock issued on exercise of stock options	500	0	0
Loan from shareholder	14,016	0	0
Advances from former subsidiary	4,300	0	0
Advances from shareholders before part of the
balance was settled by issuing shares	866,457	0	0
Net cash from financing activities	1,036,775	0	0
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(11,949)	0	0
Proceeds from disposal of fixed assets	26	0	0
Incorporation costs	(794)	0	0
Mineral property payments	(478,153)	0	0
Net cash used in investing activities	(490,870)	0	0
NET CHANGE IN CASH BALANCE	0	0	0
CASH AT BEGINNING OF PERIOD	0	0	0
CASH AT END OF PERIOD	$0	$0	$0

(See accompanying notes)

Leopard Capital, Inc.	Page 9 of 20	Form 10-QSB March 31, 2003

F-7
LEOPARD CAPITAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO MARCH 31, 2003 FINANCIAL STATEMENTS
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
	accompanying notes included in the Company's Form 10-KSB for the fiscal year ended
	December 31, 2002. The results of operations for the period ended March 31, 2003 are not
	necessarily indicative of operating results for the fiscal year.

2.	SHARE CAPITAL

	(a)	Authorized Share Capital

		The Company's authorized capital is 200,000,000 shares of common stock with $0.001 par value.
		As of March 31, 2003, there were 5,495,826 common voting shares issued and outstanding.
		There are no warrants or options outstanding.

	(b)	Issued and Outstanding

			# of Shares		Paid Up Capital
			Mar. 31, 2003	Mar. 31, 2002	Mar. 31, 2003	Mar. 31, 2002
		Voting common shares
		Par value			$5,495	$5,495
		Additional paid-up capital			1,275,084	1,275,084
		Total	5,495,826	5,495,826	1,280,579	1,280,579
		Non-voting common shares
		Par value			0	0
		Additional paid-up capital			0	0
		Total	0	0	0	0
		Total	5,495,826	5,495,826	$1,280,579	$1,280,579

	(c)	Net Loss Per Share
					Mar. 31, 2003	Mar. 31, 2002
		Net loss			($1,268)	($0)
		Weighted number of common shares issued			5,495,826	5,495,826

		Net loss per share			($0.00)	($0.00)

Leopard Capital, Inc.	Page 10 of 20	Form 10-QSB March 31, 2003

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Some discussions in this quarterly filing may contain forward-looking statements and and prospective in nature.  Such forward-looking statements reflect managements beliefs and assumptions and are based on information currently available to management.  Forward looking statements are statements that express our goals, beliefs, plans, current expectations or other statements regarding matters that are not historical facts.  Forward-looking statements are often identified by words such as "believes", "anticipates", "expects", "estimates" and similar expressions, or words which, by their nature, refer to future events.  The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in such statements.

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

Given these uncertainties, readers of this Form 10-QSB are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly release the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Management's Discussion and Analysis or Plan of Operation

Information in this section is current as of April 28, 2003.

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

On January 21, 2003, the Company held its Annual Meeting of Stockholders at 1574 Gulf Road, Point Roberts, Washington.  At the meeting the stockholders passed the following four proposals.

First, the stockholders re-elected Cam Dalgliesh and Terry G. Cook as the Company's only two directors.  The shares voted for this proposal totaled 5,177,681 or 94.21% of the 5,495,826 shares entitled to vote.

Second, the stockholders passed a resolution that the accounting firm of McLean Majdanski, Chartered Accountants, be ratified as the independent auditors for the Company for fiscal years ended December 31, 2001 and 2002.  The shares voted for this proposal totaled 5,177,451 or 94.21% of the 5,495,826 shares entitled to vote.

Leopard Capital, Inc.	Page 11 of 20	Form 10-QSB March 31, 2003

Third, the Company's 2002 Stock Incentive Plan was adopted by stockholders.  The shares voted for this resolution totaled 5,150,684 or 93.72% of the 5,495,826 shares entitled to vote.

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

A copy of the 2002 Stock Incentive Plan has been previously filed as Exhibit 10.1 with the Company's December 31, 2002 10-KSB filed February 28, 2003.

Fourth, the stockholders approved at the January 21, 2003 Annual Meeting a resolution to grant discretionary authority to Leopard's Board of Directors to effect a reverse stock split of Leopard's common stock at a ratio within the range from one-to-two to one-to-twenty at any time prior to July 1, 2003.  The shares voted for this resolution totaled 5,176,871 or 94.20% of the 5,495,826 shares entitled to vote.

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

Leopard Capital, Inc.	Page 12 of 20	Form 10-QSB March 31, 2003

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

A copy of the Summary of Reverse Stock Split has been previously filed as Exhibit 99.3 with the Company's December 31, 2002 10-KSB filed February 28, 2003.

Subsequent Events

On April 8, 2003, the Board of Directors of Leopard Capital, Inc. unanimously adopted a resolution setting the close of business on April 24, 2003 as the record date to effect a 1 for 10 reverse stock split, consistent with the approvals obtained from the Company's stockholders at the Company's Annual Meeting on January 21, 2003.

Any fractional shares of common stock resulting from the reverse split will "round up" to the nearest whole number.  No cash will be paid to any holders of fractional interests in the company.  Stockholders with less than one board lot of 100 (post-split) shares of common stock, will have their shareholdings "rounded up" to 100 shares. The net result of this reverse split is a 1 for 10 split of the issued shares, leaving 549,583 shares issued and outstanding and 200,000,000 authorized shares.  The actual number of post-split shares may be modestly greater than 549,583 due to rounding up of fractional shares and holdings of less than one board lot to a board lot of 100 shares.)

Leopard Capital, Inc.'s new Cusip number following this reverse split will be 52668R 20 3 and the Company's new trading symbol is LPRD.

Liquidity and Capital Resources

The Company's cash position was $0 at March 31, 2003, compared to $0 at December 31, 2002.

The Company had a negative working capital position of ($11,859) at March 31, 2003, compared to a negative working capital position of ($10,591) at December 31, 2002.

Results of Operation

The Company had no revenue for the three month period ended March 31, 2003, compared to no revenue for the three month period ended March 31, 2002.

The Company recorded a net loss of ($1,268) for the three month period ended March 31, 2003, compared to a net loss of ($0) for the three month period ended March 31, 2002.

Leopard Capital, Inc.	Page 13 of 20	Form 10-QSB March 31, 2003

The Company incurred administrative expenses of $1,268 for the three month period ended March 31, 2003, compared to $0 for the three month period ended March 31, 2002.

Description of Property

The Company does not own any property.

Description of Securities

The Company's authorized capital is 200,000,000 shares of common stock with $0.001 par value.  As of March 31, 2003, there were 5,495,826 common voting shares issued and outstanding.  Please also refer to "Subsequent Events" in "Management's Discussion and Plan of Operation" for details on the April 2003 reverse stock split.

Debt Securities to be Registered

Not applicable.

American Depository Receipts

Not applicable

Other Securities to be Registered

Not applicable.

Leopard Capital, Inc.	Page 14 of 20	Form 10-QSB March 31, 2003

Item 3. Controls and Procedures

Valuation of Disclosure Controls and Procedures

The Company, within the 90-day period prior to the filing date of this report, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures.  The Company's President, acting in the capacity of principal executive officer and chief financial officer, supervised and participated in the evaluation.  Based on this evaluation, the Company's President concluded that the Company's disclosure controls and procedures were effective as of the evaluation date.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Leopard Capital, Inc.	Page 15 of 20	Form 10-QSB March 31, 2003

PART II

Item 1.  Legal Proceedings

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit Number	Description of Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) The Company did not file any reports on Form 8-K during the three month period ended March 31, 2003.

Leopard Capital, Inc.	Page 16 of 20	Form 10-QSB March 31, 2003

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leopard Capital, Inc.

Terry G. Cook
President

Date: April 28, 2003

Leopard Capital, Inc.	Page 17 of 20	Form 10-QSB March 31, 2003

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

Leopard Capital, Inc.	Page 18 of 20	Form 10-QSB March 31, 2003

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003

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

Leopard Capital, Inc.	Page 19 of 20	Form 10-QSB March 31, 2003

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

Date: April 28, 2003

Terry G. Cook
Chief Financial Officer

Leopard Capital, Inc.	Page 20 of 20	Form 10-QSB March 31, 2003