Form 10QSB
period 2003-06-30
LEOPARD CAPITAL INC
filed 2003-07-25
CIK 1039726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 FOR THE QUARTER ENDED

JUNE 30, 2003

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

As of June 30, 2003, there were 560,362 shares of common stock, $.001 par value, of Leopard Capital, Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x/

Leopard Capital, Inc.	Page 1 of 19	Form 10-QSB June 30, 2003

Leopard Capital, Inc.	Page 2 of 19	Form 10-QSB June 30, 2003

PART I

Item 1.  Financial Statements

LEOPARD CAPITAL, INC.
FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

Balance Sheets As Of June 30, 2003 And December 31, 2002	F-1

Statements Of Operations For The Quarter And Six Months Ended June 30, 2003
And 2002, And From Inception Through June 30, 2003	F-2

Statement Of Shareholders' Deficit From Inception Through June 30, 2003	F-3 to F-5

Statements Of Cash Flows For The Six Months Ended June 30, 2003
And 2002, And From Inception Through June 30, 2003	F-6

Condensed Notes To June 30, 2003 Financial Statements	F-7

Leopard Capital, Inc.	Page 3 of 19	Form 10-QSB June 30, 2003

F-1
LEOPARD CAPITAL, INC.
(A Development Stage Company)
BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002
(Unaudited)

	Jun. 30, 2003	Dec. 31, 2002
	(Unaudited)

ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT
Accounts payable	$1,899	$0
Advances from shareholders	12,492	10,591
Total liabilities	14,391	10,591
SHAREHOLDERS' DEFICIT
Share capital (Note 2)	1,280,579	1,280,579
Deficit accumulated during the development stage	(1,294,970)	(1,291,170)
Total shareholders' deficit	(14,391)	(10,591)
Total liabilities and shareholders' deficit	$0	$0

(See accompanying notes)

Leopard Capital, Inc.	Page 4 of 19	Form 10-QSB June 30, 2003

F-2
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002,
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH JUNE 30, 2003
(Unaudited)
		Three	Three	Six	Six
	Cumulative	Months	Months	Months	Months
	Total	Ended	Ended	Ended	Ended
	Since	Jun. 30,	Jun. 30,	Jun. 30,	Jun. 30,
	Inception	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
EXPLORATION & DEVELOPMENT EXPENSES
Exploration and development	$19,885	$0	$0	$0	$0
Write off of investment in joint venture	60,463	0	0	0	0
Write off of development and property costs	442,529	0	0	0	0
Total exploration & development expenses	522,877	0	0	0	0
MARKETING EXPENSES
Advertising	2,637	0	0	0	0
Courier and postage	7,383	0	0	0	0
Meetings	1,357	0	0	0	0
Printing	19,056	0	0	0	0
Promotion and entertainment	16,454	0	0	0	0
Services	58,525	0	0	0	0
Telephone and fax	22,438	0	0	0	0
Travel	41,305	0	0	0	0
Total marketing expenses	169,155	0	0	0	0
ADMINISTRATIVE EXPENSES
Accounting and audit fees	51,111	1,899	4,074	1,899	4,074
Automobile	2,689	0	0	0	0
Bank charges and interest	2,185	0	0	0	0
Computer servicing	9,830	0	0	0	0
Incorporation expenses written off	6,794	0	0	0	0
Insurance	836	0	0	0	0
Interest on long term debt	11,991	0	0	0	0
Legal	150,697	0	3,386	0	3,386
Management and consulting fees	160,906	0	0	0	0
Meals and entertainment	28	0	0	0	0
Office supplies and service	71,579	438	0	1,511	0
Rent	9,021	0	0	0	0
SEC filing fees	10,981	0	0	0	0
Telephone and fax	7,036	0	0	0	0
Transfer agent fees	5,611	195	799	390	799
Travel	33,990	0	0	0	0
U.S. financial services	28,339	0	0	0	0
Wages and benefits	25,930	0	0	0	0
Total administrative expenses	589,554	2,532	8,259	3.800	8,259
LOSS BEFORE OTHER INCOME (LOSS)	(1,281,586)	(2,532)	(8,259)	(3,800)	(8,259)
OTHER INCOME (LOSS)
Interest income	798	0	0	0	0
Loss on disposal of capital assets	(11,923)	0	0	0	0
Loss on cash settlements of accounts payable	(2,259)	0	0	0	0
NET LOSS	($1,294,970)	($2,532)	($8,259)	($3,800)	($8,259)

(See accompanying notes)

Leopard Capital, Inc.	Page 5 of 19	Form 10-QSB June 30, 2003

F-3
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH JUNE 30, 2003
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
made by former directors and valued at the
net book value of those advances which
was less than the market value of the
shares	0.1502	4,000,000	4,000	596,822
Net loss, year ended December 31, 1996					(460,106)
Balance at December 31, 1996		14,424,000	$14,424	$778,206	($538,170)

(See accompanying notes)

Leopard Capital, Inc.	Page 6 of 19	Form 10-QSB June 30, 2003

F-4
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH JUNE 30, 2003
(Unaudited)
					Deficit
					Accumulated
		Common Stock		Additional	During The
	Per			Paid-up	Development
	Share	Shares	Par Value	Capital	Stage
Voting Common Stock (Continued)
Balance at December 31, 1996		14,424,000	$14,424	$778,206	($538,170)
Issuance of common stock for services to
former legal counsel valued at the billed
value for the services rendered	$0.1745	570,000	570	98,911
Fair value of donated accounting services
provided by a former director				2,000
Net loss, year ended December 31, 1997					(521,159)
Balance at December 31, 1997		14,994,000	14,994	879,117	(1,059,329)
Issuance of common stock to former directors
to repay amounts advanced by them to
the Company and the shares are valued at
the value of the amount owing to them	0.1249	667,000	667	82,672
Issuance of common stock to an arm's
length supplier to repay the amount owing
and shares valued at the fair value of
the shares issued	0.0598	50,000	50	2,942
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the market
value of the shares issued	0.0100	1,500,000	1,500	13,500
Net loss, year ended December 31, 1998					(118,524)
Balance at December 31, 1998		17,211,000	17,211	978,231	(1,177,853)
Net loss, year ended December 31, 1999					(58,216)
Balance at December 31, 1999		17,211,000	17,211	978,231	(1,236,069)
Cancellation of shares in consideration for
the release by the Company of its 20%
joint venture interest	0.0000	(2,080,000)	(2,080)	2,079
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the market
value of the shares issued	0.0050	4,000,000	4,000	16,000
Balance prior to reverse stock split		19,131,000	19,131	996,310
Reverse stock split effective December 1, 2000		(18,365,760)	(18,366)	18,366
Balance after reverse stock split		765,240	765	1,014,676
Cost amount of shares of subsidiary
that were distributed to the shareholders				(1)
Reversal of prior year management fees
charged by a related party				36,995
Recognition of the loss in net assets created
by the spin-off of the former subsidiary				(657)
Net loss, year ended December 31, 2000					(23,587)
Balance at December 31, 2000		765,240	$765	$1,051,013	($1,259,656)

(See accompanying notes)

Leopard Capital, Inc.	Page 7 of 19	Form 10-QSB June 30, 2003

F-5
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH JUNE 30, 2003
(Unaudited)
					Deficit
					Accumulated
		Common Stock		Additional	During The
	Per			Paid-up	Development
	Share	Shares	Par Value	Capital	Stage
Voting Common Stock (Continued)
Balance at December 31, 2000		765,240	$765	$1,051,013	($1,259,656)
Conversion of non-voting common stock to
voting common stock		1,600,000	1,600	101,978
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	$0.0400	3,000,000	3,000	117,000
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	0.0400	114,337	114	4,459
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	0.0400	16,249	16	634
Net loss, year ended December 31, 2001					(20, 923)
Balance at December 31, 2001		5,495,826	5,495	1,275,084	(1,280,579)
Net loss, year ended December 31, 2002					(10,591)
Balance at December 31, 2002		5,495,826	5,495	1,275,084	(1,291,170)
Reverse stock split effective April 24, 2003		(4,935,464)	(4,935)	4,935
Balance after reverse stock split		560,362	560	1,280,019
Net loss, period ended June 30, 2003					(3,800)
Balance at June 30, 2003		560,362	$560	$1,280,019	($1,294,970)

Non-voting Common Stock
Issuance of non-voting common stock
to the president and companies controlled
by him to reduce debts owing by the
Company and its subsidiary to those parties	$0.0025	40,000,000	$40,000	$60,000
Reverse stock split effective December 1, 2000		(38,400,000)	(38,400)	38,400
Balance after reverse stock split		1,600,000	1,600	98,400
Reversal of prior year management fees
charged by a related party				3,643
Recognition of the loss in net assets created
by the spin-off of the former subsidiary				(65)
Balance of non-voting common stock as at
December 31, 2000		1,600,000	1,600	101,978
Conversion of non-voting common stock to
voting common stock		(1,600,000)	(1,600)	(101,978)
Balance of non-voting common stock as at
December 31, 2001 and 2002		0	0	0
Balance of non-voting common stock as at
June 30, 2003		0	$0	$0
(See accompanying notes)

Leopard Capital, Inc.	Page 8 of 19	Form 10-QSB June 30, 2003

F-6
LEOPARD CAPITAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH JUNE 30, 2003
(Unaudited)
	Cumulative	For the Six	For the Six
	Total Since	Months Ended	Months Ended
	Inception	Jun. 30, 2003	Jun. 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($1,294,970)	($3,800)	($8,259)
Items not involving an outlay of cash
Non-cash accounting services of a former director	2,000
Loss on disposal of capital assets	11,923	0	0
Write off of incorporation costs	794	0	0
Write off of investment in joint venture	60,463	0	0
Write off of development and property costs	442,529	0	0
Loss on cash settlements of accounts payable	2,260	0	0
Change in working capital items
Canadian goods and services tax receivable	(1,500)	0	0
Accounts payable increase before part of the
balance was settled by issuing shares	230,596	3,800	8,259
Net cash used in operating activities	(545,905)	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	151,502	0	0
Stock issued on exercise of stock options	500	0	0
Loan from shareholder	14,016	0	0
Advances from former subsidiary	4,300	0	0
Advances from shareholders before part of the
balance was settled by issuing shares	866,457	0	0
Net cash from financing activities	1,036,775	0	0
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(11,949)	0	0
Proceeds from disposal of fixed assets	26	0	0
Incorporation costs	(794)	0	0
Mineral property payments	(478,153)	0	0
Net cash used in investing activities	(490,870)	0	0
NET CHANGE IN CASH BALANCE	0	0	0
CASH AT BEGINNING OF PERIOD	0	0	0
CASH AT END OF PERIOD	$0	$0	$0

(See accompanying notes)

Leopard Capital, Inc.	Page 9 of 19	Form 10-QSB June 30, 2003

F-7
LEOPARD CAPITAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO JUNE 30, 2003 FINANCIAL STATEMENTS
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
	accompanying notes included in the Company's Form 10-KSB for the fiscal year ended
	December 31, 2002. The results of operations for the period ended June 30, 2003 are not
	necessarily indicative of operating results for the fiscal year.

2.	SHARE CAPITAL

	(a)	Authorized Share Capital

		The Company's authorized capital is 200,000,000 shares of common stock with $0.001 par value.
		As of June 30, 2003, there were 560,362 common voting shares issued and outstanding.
		There are no warrants or options outstanding.

	(b)	Issued and Outstanding

			# of Shares		Paid Up Capital
			Jun. 30, 2003	Jun. 30, 2002	Jun. 30, 2003	Jun. 30, 2002
		Voting common shares
		Par value			$560	$560
		Additional paid-up capital			1,280,019	1,280,019
		Total	560,362	560,362	1,280,579	1,280,579
		Non-voting common shares
		Par value			0	0
		Additional paid-up capital			0	0
		Total	0	0	0	0
		Total	560,362	560,362	$1,280,579	$1,280,579

		The June 30, 2002 number of Voting Common shares, par value and additional paid-up
		capital have been retroactively adjusted for the April 24, 2003 reverse stock split.

	(c)	Net Loss Per Share
					Jun. 30, 2003	Jun. 30, 2002
		Net loss			($3,800)	($8,259)
		Weighted number of common shares issued			560,362	560,362

		Net loss per share			($0.01)	($0.01)

Leopard Capital, Inc.	Page 10 of 19	Form 10-QSB June 30, 2003

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

Information in this section is current as of July 24, 2003.

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

At the Annual Meeting of Stockholders held January 21, 2003, the Company's 2002 Stock Incentive Plan was adopted by the stockholders.  Under the Plan, the Compensation Committee, in its discretion, may grant common stock or stock options to purchase common stock of the Company to key employees, consultants, and non-employee directors of the Company.  The Company has reserved 82,500 shares of common stock (retroactively adjusted to reflect the 1 for 10 reverse split of April 24, 2003) for the grant of options under the Plan, subject to anti-dilution provisions.

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

Leopard Capital, Inc.	Page 11 of 19	Form 10-QSB June 30, 2003

A copy of the 2002 Stock Incentive Plan has been previously filed as Exhibit 10.1 with the Company's December 31, 2002 10-KSB filed February 28, 2003.

Secondly, the stockholders approved a resolution to grant discretionary authority to Leopard's Board of Directors to effect a reverse stock split of Leopard's common stock at a ratio within the range from one-for-two to one-for twenty at any time prior to July 1, 2003 in order to reduce the number of shares of Leopard's common stock outstanding and thereby attempt to enhance the ability of the Company to use its shares to acquire or merge with an attractive operating company.

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

Any fractional shares of common stock resulting from the reverse split will "round up" to the nearest whole number.  No cash will be paid to any holders of fractional interests in the company.  Stockholders with less than one board lot of 100 (post-split) shares of common stock, will have their shareholdings "rounded up" to 100 shares.  There were 5,495,826 shares outstanding immediately prior to the split and the actual number of post-split shares is 560,362 due to rounding up of fractional shares and holdings of less than one board lot to a board lot of 100 shares.

The net result of this 1 for 10 reverse split of the issued shares leaves 200,000,000 authorized shares of which 560,362 shares are issued and outstanding and 82,500 shares reserved for the 2002 Stock Incentive Plan.

Leopard Capital, Inc.'s new Cusip number following this reverse split will be 52668R 20 3 and the Company's new trading symbol is LPRD.

Liquidity and Capital Resources

The Company's cash position was $0 at June 30, 2003, compared to $0 at December 31, 2002.

The Company had a negative working capital position of ($14,391) at June 30, 2003, compared to a negative working capital position of ($10,591) at December 31, 2002.

Results of Operation

The Company had no revenue for the quarter and six month period ended June 30, 2003 compared to no revenue for the quarter and six month period ended June 30, 2002.

 The Company recorded a net loss of ($2,532) for the quarter ended June 30, 2003 and a net loss of ($3,800) for the six month period ended June 30, 2003, compared to a net loss of ($8,259) for the quarter ended June 30, 2002 and a net loss of ($8,259) for the six month period ended June 30, 2002.

Leopard Capital, Inc.	Page 12 of 19	Form 10-QSB June 30, 2003

The Company incurred administrative expenses of $2,532 for the quarter ended June 30, 2003 and administrative expenses of $3,800 for the six month period ended June 30, 2003, compared to $8,259 for the quarter ended June 30, 2002 and $8,259 for the six month period ended June 30, 2002.

Description of Property

The Company does not own any property.

Description of Securities

The Company's authorized capital is 200,000,000 shares of common stock with $0.001 par value.  As of June 30, 2003, there were 560,362 common voting shares issued and outstanding.  Please also refer to "Management's Discussion and Analysis or Plan of Operation" for details on the April 2003 reverse stock split.

Debt Securities to be Registered

Not applicable.

American Depository Receipts

Not applicable

Other Securities to be Registered

Not applicable.

Leopard Capital, Inc.	Page 13 of 19	Form 10-QSB June 30, 2003

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

Leopard Capital, Inc.	Page 14 of 19	Form 10-QSB June 30, 2003

PART II

Item 1.  Legal Proceedings

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(A)    Exhibits

Exhibit Number	Description of Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 1902

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 1902

(B)    A Form 8-K dated April 15, 2003 was filed on April 16, 2003 to report a 1 for 10 reverse stock split.  The Board of Directors of Leopard Capital, Inc. unanimously adopted a resolution on April 8, 2003, setting the close of business on April 24, 2003 as the record date to effect a 1 for 10 reverse stock split consistent with the approvals obtained from the Company's stockholders at the Company's Annual Meeting on January 21, 2003.

Leopard Capital, Inc.	Page 15 of 19	Form 10-QSB June 30, 2003

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leopard Capital, Inc.

Terry G. Cook
President

Date: July 24, 2003

Leopard Capital, Inc.	Page 16 of 19	Form 10-QSB June 30, 2003

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

Leopard Capital, Inc.	Page 17 of 19	Form 10-QSB June 30, 2003

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 24, 2003

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

Leopard Capital, Inc.	Page 18 of 19	Form 10-QSB June 30, 2003

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

Date: July 24, 2003

Terry G. Cook
Chief Financial Officer

Leopard Capital, Inc.	Page 19 of 19	Form 10-QSB June 30, 2003