Form 10QSB
period 2003-09-30
LEOPARD CAPITAL INC
filed 2003-11-07
CIK 1039726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
for the transition period from to

Commission file number 000-30644

LEOPARD CAPITAL INC.

(Exact name of small business as specified in its charter)

Nevada	98-0348086

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

1574 Gulf Road #1505, Point Roberts , WA, 98281

(Address of principal executive offices)

604-879-9001

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
560,362 shares of common stock, $0.001 par value, as of November 3, 2003

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Leopard Capital Inc.	Page 1 of 18	Form 10-QSB September 30, 2003

Leopard Capital Inc.	Page 2 of 18	Form 10-QSB September 30, 2003

PART I

Item 1.  Financial Statements

LEOPARD CAPITAL INC.
FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

Balance Sheets As Of September 30, 2003 And December 31, 2002	F-1

Statements Of Operations For The Quarter And Nine Months Ended September 30, 2003
And 2002, And From Inception Through September 30, 2003	F-2

Statement Of Shareholders' Deficit From Inception Through September 30, 2003	F-3 to F-5

Statements Of Cash Flows For The Nine Months Ended September 30, 2003
And 2002, And From Inception Through September 30, 2003	F-6

Condensed Notes To September 30, 2003 Financial Statements	F-7 to F-8

Leopard Capital Inc.	Page 3 of 18	Form 10-QSB September 30, 2003

F-1
LEOPARD CAPITAL INC.
(A Development Stage Company)
BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
(Unaudited)

	Sep. 30, 2003	Dec. 31, 2002
	(Unaudited)

ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
CURRENT
Advances from shareholders	0	10,591
Total liabilities	0	10,591
SHAREHOLDERS' DEFICIT
Share capital (Note 2)	1,280,579	1,280,579
Deficit accumulated during the development stage	(1,280,579)	(1,291,170)
Total shareholders' deficit	0	(10,591)
Total liabilities and shareholders' deficit	$0	$0

(See accompanying notes)

Leopard Capital Inc.	Page 4 of 18	Form 10-QSB September 30, 2003

F-2
LEOPARD CAPITAL INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002,
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH SEPTEMBER 30, 2003
(Unaudited)
		Three	Three	Nine	Nine
	Cumulative	Months	Months	Months	Months
	Total	Ended	Ended	Ended	Ended
	Since	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,
	Inception	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
EXPLORATION & DEVELOPMENT EXPENSES
Exploration and development	$19,885	$0	$0	$0	$0
Write off of investment in joint venture	60,463	0	0	0	0
Write off of development and property costs	442,529	0	0	0	0
Total exploration & development expenses	522,877	0	0	0	0
MARKETING EXPENSES
Advertising	2,637	0	0	0	0
Courier and postage	7,383	0	0	0	0
Meetings	1,357	0	0	0	0
Printing	19,056	0	0	0	0
Promotion and entertainment	16,454	0	0	0	0
Services	58,525	0	0	0	0
Telephone and fax	22,438	0	0	0	0
Travel	41,305	0	0	0	0
Total marketing expenses	169,155	0	0	0	0
ADMINISTRATIVE EXPENSES
Accounting and audit fees	51,111	0	0	1,899	4,074
Automobile	2,689	0	0	0	0
Bank charges and interest	2,185	0	0	0	0
Computer servicing	9,830	0	0	0	0
Incorporation expenses written off	6,794	0	0	0	0
Insurance	836	0	0	0	0
Interest on long term debt	11,991	0	0	0	0
Legal	150,697	0	71	0	3,457
Management and consulting fees	160,906	0	0	0	0
Meals and entertainment	28	0	0	0	0
Office supplies and service	71,687	108	0	1,619	0
Rent	9,021	0	0	0	0
SEC filing fees	10,981	0	0	0	0
Telephone and fax	7,036	0	0	0	0
Transfer agent fees	5,926	315	245	705	1,044
Travel	33,990	0	0	0	0
U.S. financial services	28,339	0	0	0	0
Wages and benefits	25,930	0	0	0	0
Total administrative expenses	589,977	423	316	4,223	8,575
LOSS BEFORE OTHER INCOME (LOSS)	(1,282,009)	(423)	(316)	(4,223)	(8,575)
OTHER INCOME (LOSS)
Interest income	798	0	0	0	0
Loss on disposal of capital assets	(11,923)	0	0	0	0
Loss on cash settlements of accounts payable	(2,259)	0	0	0	0
Gain on forgiveness of accounts payable	14,814	14,814	0	14,814	0
NET PROFIT (LOSS)	($1,280,579)	14,391	($316)	10,591	($8,575)

(See accompanying notes)

Leopard Capital Inc.	Page 5 of 18	Form 10-QSB September 30, 2003

F-3
LEOPARD CAPITAL INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH SEPTEMBER 30, 2003
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
made by former directors and valued at the
net book value of those advances which
was less than the market value of the
shares	0.1502	4,000,000	4,000	596,822
Net loss, year ended December 31, 1996					(460,106)
Balance at December 31, 1996		14,424,000	$14,424	$778,206	($538,170)

(See accompanying notes)

Leopard Capital Inc.	Page 6 of 18	Form 10-QSB September 30, 2003

F-4
LEOPARD CAPITAL INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH SEPTEMBER 30, 2003
(Unaudited)
					Deficit
					Accumulated
		Common Stock		Additional	During The
	Per			Paid-up	Development
	Share	Shares	Par Value	Capital	Stage
Voting Common Stock (Continued)
Balance at December 31, 1996		14,424,000	$14,424	$778,206	($538,170)
Issuance of common stock for services to
former legal counsel valued at the billed
value for the services rendered	$0.1745	570,000	570	98,911
Fair value of donated accounting services
provided by a former director				2,000
Net loss, year ended December 31, 1997					(521,159)
Balance at December 31, 1997		14,994,000	14,994	879,117	(1,059,329)
Issuance of common stock to former directors
to repay amounts advanced by them to
the Company and the shares are valued at
the value of the amount owing to them	0.1249	667,000	667	82,672
Issuance of common stock to an arm's
length supplier to repay the amount owing
and shares valued at the fair value of
the shares issued	0.0598	50,000	50	2,942
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the market
value of the shares issued	0.0100	1,500,000	1,500	13,500
Net loss, year ended December 31, 1998					(118,524)
Balance at December 31, 1998		17,211,000	17,211	978,231	(1,177,853)
Net loss, year ended December 31, 1999					(58,216)
Balance at December 31, 1999		17,211,000	17,211	978,231	(1,236,069)
Cancellation of shares in consideration for
the release by the Company of its 20%
joint venture interest	0.0000	(2,080,000)	(2,080)	2,079
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the market
value of the shares issued	0.0050	4,000,000	4,000	16,000
Balance prior to reverse stock split		19,131,000	19,131	996,310
Reverse stock split effective December 1, 2000		(18,365,760)	(18,366)	18,366
Balance after reverse stock split		765,240	765	1,014,676
Cost amount of shares of subsidiary
that were distributed to the shareholders				(1)
Reversal of prior year management fees
charged by a related party				36,995
Recognition of the loss in net assets created
by the spin-off of the former subsidiary				(657)
Net loss, year ended December 31, 2000					(23,587)
Balance at December 31, 2000		765,240	$765	$1,051,013	($1,259,656)

(See accompanying notes)

Leopard Capital Inc.	Page 7 of 18	Form 10-QSB September 30, 2003

F-5
LEOPARD CAPITAL INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT
FROM INCEPTION ON JUNE 18, 1990 THROUGH SEPTEMBER 30, 2003
(Unaudited)
					Deficit
					Accumulated
		Common Stock		Additional	During The
	Per			Paid-up	Development
	Share	Shares	Par Value	Capital	Stage
Voting Common Stock (Continued)
Balance at December 31, 2000		765,240	$765	$1,051,013	($1,259,656)
Conversion of non-voting common stock to
voting common stock		1,600,000	1,600	101,978
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	$0.0400	3,000,000	3,000	117,000
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	0.0400	114,337	114	4,459
Issuance of common stock to a company
controlled by a current director to repay an
amount owing and valued at the amount
of the debt repaid	0.0400	16,249	16	634
Net loss, year ended December 31, 2001					(20, 923)
Balance at December 31, 2001		5,495,826	5,495	1,275,084	(1,280,579)
Net loss, year ended December 31, 2002					(10,591)
Balance at December 31, 2002		5,495,826	5,495	1,275,084	(1,291,170)
Reverse stock split effective April 24, 2003		(4,935,464)	(4,935)	4,935
Balance after reverse stock split		560,362	560	1,280,019
Net profit, period ended September 30, 2003					10,591
Balance at September 30, 2003		560,362	$560	$1,280,019	($1,280,579)

Non-voting Common Stock
Issuance of non-voting common stock
to the president and companies controlled
by him to reduce debts owing by the
Company and its subsidiary to those parties	$0.0025	40,000,000	$40,000	$60,000
Reverse stock split effective December 1, 2000		(38,400,000)	(38,400)	38,400
Balance after reverse stock split		1,600,000	1,600	98,400
Reversal of prior year management fees
charged by a related party				3,643
Recognition of the loss in net assets created
by the spin-off of the former subsidiary				(65)
Balance of non-voting common stock as at
December 31, 2000		1,600,000	1,600	101,978
Conversion of non-voting common stock to
voting common stock		(1,600,000)	(1,600)	(101,978)
Balance of non-voting common stock as at
December 31, 2001 and 2002		0	0	0
Balance of non-voting common stock as at
September 30, 2003		0	$0	$0
(See accompanying notes)

Leopard Capital Inc.	Page 8 of 18	Form 10-QSB September 30, 2003

F-6
LEOPARD CAPITAL INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
AND FROM INCEPTION ON JUNE 18, 1990 THROUGH SEPTEMBER 30, 2003
(Unaudited)
	Cumulative	For the Nine	For the Nine
	Total Since	Months Ended	Months Ended
	Inception	Sep. 30, 2003	Sep. 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	($1,280,579)	$10,591	($8,575)
Items not involving an outlay of cash
Non-cash accounting services of a former director	2,000
Loss on disposal of capital assets	11,923	0	0
Write off of incorporation costs	794	0	0
Write off of investment in joint venture	60,463	0	0
Write off of development and property costs	442,529	0	0
Gain on forgiveness of accounts payable	(14,814)	(14,814)	0
Loss on cash settlements of accounts payable	2,260	0	0
Change in working capital items
Canadian goods and services tax receivable	(1,500)	0	0
Accounts payable increase before part of the
balance was settled by issuing shares	235,014	4,223	8,575
Net cash used in operating activities	(545,905)	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	151,502	0	0
Stock issued on exercise of stock options	500	0	0
Loan from shareholder	14,016	0	0
Advances from former subsidiary	4,300	0	0
Advances from shareholders before part of the
balance was settled by issuing shares	866,457		0
Net cash from financing activities	1,036,775	0	0
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(11,949)	0	0
Proceeds from disposal of fixed assets	26	0	0
Incorporation costs	(794)	0	0
Mineral property payments	(478,153)	0	0
Net cash used in investing activities	(490,870)	0	0
NET CHANGE IN CASH BALANCE	0	0	0
CASH AT BEGINNING OF PERIOD	0	0	0
CASH AT END OF PERIOD	$0	$0	$0

(See accompanying notes)

Leopard Capital Inc.	Page 9 of 18	Form 10-QSB September 30, 2003

F-7
LEOPARD CAPITAL INC.
(A Development Stage Company)
CONDENSED NOTES TO SEPTEMBER 30, 2003 FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

	The financial statements have been prepared by LEOPARD CAPITAL INC. without audit and pursuant
	to the rules and regulations of the Securities and Exchange Commission. The information furnished in
	the financial statements include normal recurring adjustments and reflects all adjustments, which are,
	in the opinion of management, necessary for a fair presentation of such financial statements. Certain
	information and footnote disclosures normally included in financial statements prepared in accordance
	with generally accepted accounting principles have been condensed or omitted pursuant to such rules
	and regulations. The Company believes that the information presented is not misleading. These
	condensed financial statements should be read in conjunction with the financial statements and the
	accompanying notes included in the Company's Form 10-KSB for the fiscal year ended
	December 31, 2002. The results of operations for the period ended September 30, 2003 are not
	necessarily indicative of operating results for the fiscal year.

2.	SHARE CAPITAL

	(a)	Authorized Share Capital

		The Company's authorized capital is 200,000,000 shares of common stock with $0.001 par value.
		As of September 30, 2003, there were 560,362 common voting shares issued and outstanding.
		There are no warrants or options outstanding.

	(b)	Issued and Outstanding

			# of Shares		Paid Up Capital
			Sep. 30, 2003	Sep. 30, 2002	Sep. 30, 2003	Sep. 30, 2002
		Voting common shares
		Par value			$560	$560
		Additional paid-up capital			1,280,019	1,280,019
		Total	560,362	560,362	1,280,579	1,280,579
		Non-voting common shares
		Par value			0	0
		Additional paid-up capital			0	0
		Total	0	0	0	0
		Total	560,362	560,362	$1,280,579	$1,280,579

		The September 30, 2002 number of Voting Common shares, par value and additional paid-up
		capital have been retroactively adjusted for the April 24, 2003 one for ten reverse stock split.

	(c)	Net Profit (Loss) Per Share
					Sep. 30, 2003	Sep. 30, 2002
		Net profit (loss)			$10,591	($8,259)
		Weighted number of common shares issued			560,362	560,362

		Net profit (loss) per share			$0.02	($0.01)

Leopard Capital Inc.	Page 10 of 18	Form 10-QSB September 30, 2003

F-8
LEOPARD CAPITAL INC.
(A Development Stage Company)
CONDENSED NOTES TO SEPTEMBER 30, 2003 FINANCIAL STATEMENTS
(Unaudited)

3..	ADVANCES FROM SHAREHOLDERS

On September 30, 2003, Hudson Capital Corporation forgave $14,814 of debt owing to Hudson from
Leopard Capital Inc. The Company treated this $14,814 as Other Income and results in a
Net Profit of $10,591 for the nine month period ending September 30, 2003. The balance of
Advances from Shareholders was reduced to $0 as at September 30, 2003

Leopard Capital Inc.

Form 10-QSB September 30, 2003

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
  current as of November 3, 2003.

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

Negotiations are underway between Hudson Capital Corporation, and a third party, to sell or transfer Hudson's control block of Leopard Capital
Inc.'s common shares.  Hudson Capital Corporation is Leopard's Capital
  Inc.'s majority shareholder and a company controlled by Terry G. Cook, the
  President of Leopard Capital Inc.

Leopard Capital, Inc.

           Form 10-QSB September 30, 2003

Liquidity and Capital Resources

The Company's cash position was $0 at September
  30,
  2003, compared to $0 at December 31, 2002.

The Company had a  working capital
  position of $0 at September 30, 2003, compared to a negative working capital position of ($10,591) at December 31, 2002.

Results of Operation

The Company had no operating revenue for the quarter and
  nine month period ended September 30, 2003 compared to no operating revenue for the quarter and nine month period ended September 30, 2002.  The Company had $14,814 of other income for the quarter and nine month period ended September 30, 2003 compared to $0 of other income for the quarter and nine month period ended
  September 30, 2002.  Other income consisted solely of a gain on forgiveness of accounts payable as Hudson Capital Corporation, a company controlled by Terry G. Cook and President of Leopard Capital Inc., forgave the
  $14, 814 of debt owed to Hudson Capital by Leopard Capital on September 30,
  2003.

The Company recorded a net profit of
  $14,391 for the quarter ended September 30, 2003 and a net profit of 10,591 for the nine month period ended September 30, 2003, compared to a net loss of
  ($316)
  for the quarter ended September 30, 2002 and a net loss of ($8,575) for the nine
  month period ended September 30, 2002.

The Company incurred administrative expenses of
  $423 for the quarter ended September 30, 2003 and administrative expenses of
  $4,223 for the nine month period ended September 30, 2003, compared to $316 for the quarter ended September 30, 2002 and $8,575 for the nine month period ended
  September
  30, 2002.

Recent Accounting Pronouncements

In November 2002, the Emerging
  Issues Task force ("EITF") reached a consensus regarding EITF Issue
  00-21, "Accounting for Revenue Arrangements with Multiple
  Deliverables".  The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement's consideration should be allocated among separate units.  The pronouncement is effective for the
  Company commencing with its fiscal year end 2004 and is not expected to have a material impact on its results of operations or financial position.

Leopard Capital, Inc.

           Form 10-QSB September 30, 2003

In November, 2002, the FASB issued
  FASB interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of
  Indebtedness of Others, an interpretation of FASB statements 5, 57, 107 and rescission of FASB interpretation No. 34".  FIN 45 requires recognition and measurement of guarantees entered into or modified beginning on January 1, 2003 and requires expanded disclosure of guarantees as at
  December 31, 2002.  The Company has determined that the adoption of FIN
  45 did not have a material impact on its results of operations or financial position.

In December 2002, the FASB issued
  Statement of Financial Accounting Standards No. 148, ("SFAS 148"),
  "Accounting for Stock-Based Compensation - Transition and Disclosure, an
  amendment of FASB Statement No. 123".  SFAS 148 provided alternative methods for voluntary transition to the fair value based method of accounting for stock-based employees compensation.  SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.  Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements.  The transition and annual disclosure requirements of SFAS 148 are effective for the Company's fiscal year 2003.  The interim disclosure requirements are effective for the second quarter of the Company's fiscal year 2003.  The Company has determined that the adoption of SFAS 148 did not have a material effect on its results of operations or financial condition.

In January 2003, the FASB issued
  FASB Interpretation No. 46 ("FIN 46"), "Consolidation of
  Variable Interest Entities, an Interpretation of ARB No. 51", FIN 46
  requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support form other parties.  FIN 46 is effective for all new variable interest entities created or acquired after
  January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The
  Company has determined that the adoption of FIN 46 will not have a material impact on its results of operations or financial position.

In May, 2003, the FASB issued
  Statement of Financial Accounting Standards No. 150, ("SFAS 150")
  "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability
  (or an asset in some circumstances).  The requirements of SFAS 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.  SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety.  SFAS 150 is effective for financial instruments entered into or modified after May 31,
  2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The Company has determined that the adoption of SFAS 150 is not expected to have an impact in its results of operations or financial position.

Leopard Capital, Inc.

           Form 10-QSB September 30, 2003

In October 2002 and April 2003,
  respectively, FASB issued the following Statements of Financial Accounting
  Standards:

- No. 147, "Accounting of
    Certain Financial Institutions - an amendment of FASB Statements No. 72 and
    44 and FASB Interpretation No. 9", and

-No. 149, "Amendment of
    Statement 133 on Derivative Instruments and Hedging Activities".

The Company has determined that
  these will not have any relationship to the operations of financial position of the Company.  Therefore, a description of each and their respective impact on the Company's operations have not been disclosed.

Description of Property

The Company does not own any property.

Description of Securities

The Company's authorized capital is 200,000,000
  shares of common stock with $0.001 par value.  As of September 30, 2003, there were 560,362 common voting shares issued and outstanding.

Debt Securities to be Registered

Not applicable.

American Depository Receipts

Not applicable

Other Securities to be Registered

Not applicable.

Leopard Capital, Inc.

           Form 10-QSB September 30, 2003

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

Leopard Capital Inc.

Form 10-QSB September 30, 2003

PART II

Item 1.  Legal
Proceedings

The Company knows of no material, active or pending legal
proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Item 5.  Other
Information

None

Item 6.  Exhibits
and Reports on Form 8-K

(A) Exhibits

Exhibit Number

Description of Exhibits

31.1

      Certification of Chief
        Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2

      Certification of Chief
        Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32.1

      Certification of Chief Executive Officer
        pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2

       Certification of Chief Financial Officer
        pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

(B) The Company did not file any  reports
on Form 8-K during
the three month period ended September 30, 2003.

Subsequent to September 30, 2003,
the Company filed on October 29, 2003, a Form 8-K dated October 29, 2003 to report that negotiations are underway between
Leopard Capital Inc.'s majority shareholder, Hudson Capital Corporation, and a third party, to sell or transfer Hudson's control block of Leopard Capital
Inc.'s common shares.

Leopard Capital Inc.

Form 10-QSB September 30, 2003

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leopard Capital Inc.

Terry G. Cook

President

Date: November 3, 2003

Leopard Capital Inc.

Form 10-QSB September 30, 2003