Form 10KSB
period 2003-12-31
LEOPARD CAPITAL INC
filed 2004-03-30
CIK 1039726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____.

LEOPARD CAPITAL, INC.
(Name of small business in its charter)

Nevada (State of Incorporation)	000-30644 (Commission File No.)	98-0348086 (IRS Employer Identification No.)

Room 2703-04, Great Eagle Centre
23 Harbour Road
Wanchai, Hong Kong
(Address of principal executive offices)

852-2802-1555
(Registrant's telephone number)

1574 Gulf Road #1505
Point Roberts, WA 98281
(Former Name or Former Address If Changed Since Last Report)
Securities to be registered under Section 12(b) of the Act:
Title of each class
N/A

Securities to be registered under Section 12(g) of the Act:
Common Stock, $0 .001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2003, the Company had 728,474 shares outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-KSB which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects, "and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors, including those described in this Form 10-KSB under the heading "Risk Factors" beginning on page 3. These and other factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions and projections about future events, actual events and results may differ materially, and our expectations, assumptions and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Introduction

Leopard Capital, Inc. (hereinafter also referred to as the "Company" and/or the "Registrant") is a publicly-traded company that, as of December 31, 2003, is seeking to acquire a controlling interest in businesses suitable for acquisition and development by a publicly-held company.

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

The Company's principal office is located at Room 2703-04, Great Eagle Centre, 23 Harbour Road, Wanchai, Hong Kong. The telephone number is 852-2802-1555. As of December 31, 2003,the Company does not maintain a website.

The Company's authorized capital includes 200,000,000 shares of common stock with $0.001 par value. As of the close of the Company's latest fiscal year, December 31, 2003, there were 728,474 shares of common stock outstanding.

The Company's common stock trades on the OTC Bulletin Board in the U.S. with the symbol "LPDC".

Historical Corporate Development

The Company was first incorporated in the State of Nevada on June 18, 1990 as QQQ- Huntor Associates, Inc. On July 21, 1995, the Company changed its domicile to the State of Texas and merged into Unimex Transnational Consultants, Inc, a Texas corporation.  On April 26, 1996, the Company reorganized and acquired all the issued and outstanding stock of Dakota Mining & Exploration Ltd. ("Dakota") for 10,000,000 shares of the Company's common stock, and changed the name of the Company to Canadian Northern Lites, Inc. Dakota, a mining exploration and development company, was incorporated on January 12, 1994 under the Company Act of British Columbia and changed its name to Dakota Mining & Exploration Ltd. from Eagle Ridge Manufacturing Ltd. on July 27, 1995.

As a result of the transaction in which the Company acquired all the outstanding shares of Dakota, Dakota became a legal subsidiary of the Company.  However, the group of shareholders that owned Dakota prior to such transaction held more than 50% of the voting shares of the Company following such transaction, and therefore the transaction was accounted for as a "reverse take-over" for purposes of the Company's consolidated financial statements, meaning that Dakota was the acquirer.

On April 10, 1996, the Company entered into an Option To Purchase for certain mineral claims, located near Vernon, British Columbia, with a Vernon mining company. This agreement was pursuant to a Letter Of Intent between the Vernon mining company and the Company that was signed in January 1996. This option agreement originally gave the Company an option to acquire a 100% interest in the property but that option expired unexercised on January 15, 1998 and a joint venture was then created.  The Company received a 20% joint venture interest in the mineral claims and the Vernon mining company had the remaining 80% interest. In 1997, the joint venture partner filed a statement of claim in the Supreme Court of British Columbia alleging that certain payments were due for work done, goods supplied and accounts incurred, and that claim was disputed by the Company. In 2000, the Company reached a formal agreement with the former joint venture partner to return its 20% interest in the joint venture in exchange for the joint venture partner returning 2,080,000 shares of the company back to the Company and releasing the Company from any claim arising from the Option agreement or the British Columbia Supreme Court Action. The Consent Dismissal Order has now been filed and the shares have now been returned.

On July 10, 2000 the Company merged with a Nevada corporation, Leopard Capital Inc., and became a Nevada corporation with the new name of Leopard Capital Inc.

On December 1, 2000, the Company spun-off Dakota, its wholly owned legal subsidiary, by distributing the shares of Dakota on a pro-rata basis to the shareholders of the Company. This reorganization was undertaken to address the concern over the Company's ability to survive as a mining company because of declining commodity prices, disappearance of investment capital for undercapitalized exploration companies, and potential environmental liabilities. As a result of this spin-off, the Company no longer has a subsidiary or any other assets as of December 31, 2003.

On January 4, 2001, 1,600,000 non-voting common shares of the Company were converted to voting common shares making the Company a subsidiary of Hudson Capital Corporation.

Significant Customers and/or Suppliers

N/A

Employees

At December 31, 2003, the Company operated with the services of its directors and executive officers, and with no additional employees or consultants. There is no collective bargaining agreement in place.

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

Uncertainty Whether Leopard Will Be Able To Meet Its Future Capital Requirements

As of December 31, 2003, Leopard has no source of operating cash flow to fund future exploration projects, business acquisitions, or corporate overhead and has no history of earnings.  Due to the nature of its business, there can be no assurance that Leopard will be profitable. Leopard has limited financial resources, and there is no assurance that additional funding will be available. If Leopard wishes to acquire business interests, then Leopard may need to raise significant additional funds. The only source of funds available to Leopard for such acquisitions is through the sale of its equity shares.  However, there is no assurance that such funds will be available, on acceptable terms, if at all. Future equity financing may result in substantial dilution to existing stockholders.

Dependence On Key Personnel

As of December 31, 2003, Leopard's continued existence is largely dependent upon the efforts of its current executive officers.  The loss or unavailability of any such person could have an adverse effect on Leopard, its operations and its future prospects. Leopard does not maintain key man life insurance policies for any of these individuals. There are no employment agreements in place.

Also, the continued existence and viability of Leopard is dependent upon its ability to attract and retain qualified people in all areas of its business, especially management positions. If Leopard is unable to attract and retain qualified personnel, its business may be adversely affected.

Limited Operating History

As of December 31, 2003, Leopard has no operating history upon which to base an evaluation of its business and prospects. There can be no assurance that Leopard will achieve or sustain profitability on an annual or quarterly basis.  As of December 31, 2003, Leopard is an early stage development company.

Future operating results will depend upon many factors, including the level of product and price competition, Leopard's success in attracting and retaining motivated and qualified personnel, and the success of raising additional capital for ventures.

Ability To Manage Growth

If Leopard succeeds in acquiring a business enterprise or in raising capital for ventures, it will experience significant growth in operations. Any expansion of Leopard's operations would place further demands on its management.  Leopard would need to recruit qualified personnel in all areas of its operations. There can be no assurance that Leopard will be effective in attracting and retaining additional qualified personnel, expanding its operational capacity or otherwise managing growth.  If Leopard fails to manage its growth effectively, Leopard's business, prospects, financial condition and results of operations could be adversely affected.  Management's ability to reinvest earnings and allocate capital into profitable ventures should be of primary concern to stockholders.

Lack Of A Dividend Policy

Leopard does not presently intend to pay cash dividends in the foreseeable future.  The Company expects to retain any earnings for use in developing and expanding its business. Whether any dividends will be paid in the future will be at the discretion of Leopard's Board of Directors, and will depend on results of operations, cash requirements and future prospects for Leopard. Currently, the Company has very limited resources and does not anticipate paying dividends on its common stock for the foreseeable future.

Possible Dilution To Stockholders

As of December 31, 2003, Leopard's plan of operation calls for Leopard to finance business expansion and acquisitions by issuing securities. Any issue of stock or securities convertible into common stock could result in significant dilution to present and prospective holders of Leopard's common shares.

Competition

There is competition from other public and private companies to acquire control of attractive business assets. Many of the companies with which Leopard competes have operations and financial strength many times that of Leopard. The Company may not be successful in its attempts to locate and acquire a suitable company.

History Of Net Losses

Leopard generated net losses for the past four years. In the fiscal years ended December 31, 2003, 2002, 2001 and 2000, Leopard had net losses of $730, $10,591, $20,923 and $23,587, respectively.

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

Loss On Dissolution or Sale

In the event of the Company's dissolution, the proceeds (if any) realized from the liquidation or sale of the Company or the sale of all or a significant portion of its assets will be distributed to our stockholders only after satisfaction of claims of the Company's creditors and the payment of any liquidation rights of the preferred stockholders, if any. Currently, the Company expects that the holders of common stock would receive none or a very small portion of any proceeds realized on a liquidation or sale of the Company or its assets.

ITEM 2. DESCRIPTION OF PROPERTY.

As of December 31, 2003, our executive, administrative and operating offices are located at 1574 Gulf Rd. #1505, Point Roberts, WA 98281. As of December 31, 2003, Terry G. Cook, our President and a director, provides office space to us at no charge.  We do not have a written lease or sublease agreement and Mr. Cook does not expect to be paid or reimbursed for providing office facilities. The fair market value of the amount of office space afforded to us is approximately $200.00 per month.

On February 9, 2004, we moved our executive offices to Room 2703-04, Great Eagle Centre, 23 Harbour Road, Wanchai, Hong Kong. These offices are provided to us free of charge by China Expert Network Company Limited, our wholly owned subsidiary. We do not have a written lease or sublease agreement. The fair market value of the amount of office space afforded to us is approximately $10,388 per month.

The Company's phone number is 852-2802-1555.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock trades on the OTC Bulletin Board in the United States, having the trading symbol "LPDC" and CUSIP# 5266R-10-4. Previously, the Company's common stock traded with the name Canadian Northern Lites, Inc., having the trading symbol "CANL" and CUSIP# 136414-10-9.

Trading volume and high/low/closing prices for each full quarter within the Company's two most recent fiscal years are disclosed in the following tables:

Over-the-Counter Bulletin Board Trading Activity
Leopard Capital, Inc.
Quarter Ended	High	Low	Close
12/31/03	$10.00	$0.005	$2.00
09/30/03	$1.05	$0.05	$0.05
06/30/03	$1.10	$0.005	$0.05
03/31/03	$0.03	$0.0073	$0.007
12/31/02	$0.01	$0.007	$0.007
09/30/02	$0.03	$0.01	$0.01
06/30/02	$0.14	$0.03	$0.03
03/31/02	$0.30	$0.10	$0.30

The Company's voting common stock is issued in registered form. Madison Stock Transfer (located in Brooklyn, New York) is the registrar and transfer agent for the voting common stock.

The Company has researched the indirect holdings by depositories and other financial institutions and believes it has approximately 53 holders of record of its voting common stock.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain future earnings for use in its operations and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects" and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Overview

As of December 31, 2003, the Company has minimal cash and has not yet developed any producing mines. The Company has no history of earnings, and due to the nature of its business, there can be no assurance that the Company will be profitable.  Since the Company has been a development stage company since inception and has not generated revenues as of December 31, 2003, the Company operates with minimal overhead.  The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President or in the form of equity investment by outside investors, or some combination of each.

As of December 31, 2003, management is focused on the immediate task of improving the Company's ability to acquire a quality operating company and improving the Company's access to equity capital.

Results of Operations

The Company's financial statements are stated in U.S. Dollars and are prepared in accordance with United States GAAP.

For the past three years, the Company has financed its activities through the offering of its equity securities and from shareholder advances. The timing of such offerings was dependent on the requirements of the Company and the economic climate.  The Company anticipates having to raise additional funds by equity issuance in the next several years, as the Company does not expect to achieve self-sustaining earnings for several years.

As of December 31, 2003, the Company has minimal cash and has not yet developed any income-generating assets. Therefore, its ability to realize assets and discharge its liabilities through the normal course of its operations is dependent on continued funding from companies controlled by the president, the receipt of additional funds from investors, and the establishment of successful operations.

Liquidity and Capital Resources

As of December 31, 2003, the Company's primary source of funds since incorporation has been through the issuance of its common stock and through advances from stockholders.  As of December 31, 2003, the Company has no revenue and does not anticipate meaningful revenues in the foreseeable future.

For the year ended December 31, 2003, we had gross revenues from operations of $0, and a net loss of $730. For the fiscal year ended December 31, 2002, we had gross revenues from operations of $0, and a net loss of $10,591.

Because the Company has minimal cash and no earnings, its ability to realize assets and discharge its liabilities through the normal course of its operations is dependent on continued funding from companies controlled by the president or the receipt of additional funds from investors, and the establishment of successful operations.

Advances from stockholders, not settled by issuing shares, was $130 at December 31, 2003, compared to $10,591 at December 31, 2002.

During the fiscal year ended December 31, 2003, the Company had a credit for administrative expenses totaling $9,861, compared to $10,591 incurred in the fiscal year ended December 31, 2002. The Company did not incur any marketing or management or consulting fees in the fiscal years ended 2002 or 2003.

Variation in Operating Results

As of December 31, 2003, the Company does not have income-producing assets. As a result there is little variation expected in operating results from year to year.

The Company derives interest income on its bank deposits, which depend on the Company's ability to raise funds.

For the past three years, the Company has financed its activities through the offering of its equity securities and from shareholder advances. The timing of such offerings was dependent on the requirements of the Company and the economic climate.  The Company anticipates having to raise additional funds by equity issuance in the next several years, as the Company does not expect to achieve self-sustaining earnings for several years.

Known Trends

Management has determined that, because of the deficiency in working capital, significant operating losses and lack of liquidity as of December 31, 2003, there is doubt about the ability of the Company to continue in existence unless additional working capital is obtained.  Consequently such trends or conditions could have a material adverse effect on the Company's financial position, future results of operations, or liquidity.  The Company currently has plans to raise sufficient working capital through equity financing or reorganization of the Company.

Inflation

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

Subsequent Events

On February 9, 2004, the Company completed a share exchange with the stockholders of China Expert Network Company Limited, ("China Expert"), a Hong Kong corporation. In the exchange, the Company acquired 30,000,000 shares of China Expert common stock from the shareholders of China Expert in the Exchange, representing all of the issued and outstanding stock of China Expert in exchange for the issuance of 19,935,000 shares of its common stock. In conjunction with the exchange, the Company also issued a total of 1,400,000 additional shares to various persons, including a Director of the Company, as compensation for services.

The exchange resulted in a change of control of the Company. Upon completion of the exchange and the related share issuances, the Company has a total of 22,063,470 shares issued and outstanding, of which 19,935,000, or approximately 90.35%, are owned by persons who were previously stockholders of China Expert.

China Expert is now a wholly owned subsidiary of the Company, and the shares of China Expert common stock represent the Company's most significant asset. The Company expects to continue, and expand, the existing business operations of China Expert as our wholly owned subsidiary. The Company, through China Expert and China Expert's wholly owned subsidiary, Expert Network (Shenzhen) Co. Ltd. provide large-scale network infrastructure construction for community and municipal governments in the People's Republic of China (PRC) and Hong Kong. China Expert also provides consultancy services on technological solutions, marketing consultations, key projects evaluation and other similar areas, mainly in the PRC.

On February 9, 2004, the Company entered into a consulting agreement with Hudson Capital Corporation ("Hudson") for developing the Company's marketing and other related business. Hudson is controlled by Terry G. Cook, who was the Company's President and a director prior to the share exchange. The terms of the agreement expires on February 8, 2005. The compensation for the consulting services is 200,000 shares of the Company's common stock, and such shares were issued to Hudson as part of the share exchange transaction with China Expert.

ITEM 7. FINANCIAL STATEMENTS.

LEOPARD CAPITAL INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2003

Leopard Capital Inc.

(A Development Stage Company)

TABLE OF CONTENTS

Independent Auditors' Report - Telford Sadovnick, P.L.L.C.

Auditors' Report - McLean Majdanski

Balance Sheet

Statement of Operations

Schedule of Expenses

Statement of Stockholders' Deficiency

Statement of Cash Flows

Notes to the Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Leopard Capital Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Leopard Capital Inc. (A Development Stage Company) as at December 31, 2003 and the related statement of operations, changes in stockholders' deficiency and cash flows for the year then ended and for the 2003 year included in the period from inception on June 18, 1990 to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leopard Capital Inc. (A Development Stage Company) as at December 31, 2003 and the results of its operations and its cash flows for the year then ended and for the 2003 year included in the period from inception on June 18, 1990 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington

February 27, 2004

LEOPARD CAPITAL INC.
(A Development Stage Company)

BALANCE SHEET

As at December 31,	2003	2002

ASSETS	$-	$-

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$600	$-
Advances from shareholders	130	10,591

TOTAL LIABILITIES	730	10,591

STOCKHOLDERS' DEFICIENCY

Capital stock Common stock, $0.001 par value; 200,000,000 shares authorized; 728,474 (2002 - 5,495,826) shares issued and outstanding	728	5,495

Additional paid-in capital	1,279,851	1,275,084
Deficit accumulated during the development stage	(1,281,309)	(1,291,170)

	(730)	(10,591)

	$-	$-

The accompanying notes are an integral part of these financial statements.

LEOPARD CAPITAL INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

For the years ended December 31,	Cumulative Total Since Inception	2003	2002	2001

EXPENSES

Exploration and development expenses (Schedule 1)	$522,877	$-	$-	$-

Marketing expenses (Schedule 1)	169,155	-	-	-

Administrative expenses (Schedule 1)	575,893	(9,861)	10,591	20,923

LOSS BEFORE OTHER INCOME (LOSS)	(1,267,925)	9,861	(10,591)	(20,923)
OTHER INCOME (LOSS)
Interest income	798	-	-	-
Loss on disposal of capital assets	(11,923)	-	-	-
Loss on cash settlements of accounts payable	(2,259)	-	-	-

NET INCOME (LOSS)	$(1,281,309)	$9,861	$(10,591)	$(20,923)

INCOME (LOSS) PER SHARE		$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES ISSUED		728,474	728,474	728,474

The accompanying notes are an integral part of these financial statements.

LEOPARD CAPITAL INC.
(A Development Stage Company)

SCHEDULE OF EXPENSES

For the years ended December 31,	Cumulative Total Since Inception	2003	2002	2001

EXPLORATION AND DEVELOPMENT EXPENSES
Exploration and development	$19,885	$-	$-	$-
Write off of investment in joint venture	60,463	-	-	-
Write off of development and property costs	442,529	-	-	-

Total exploration and development expenses	$522,877	$-	$-	$-

MARKETING EXPENSES
Advertising	$2,637	$-	$-	$-
Courier and postage	7,383	-	-	-
Meetings	1,357	-	-	-
Printing	19,056	-	-	-
Promotion and entertainment	16,454	-	-	-
Services	58,525	-	-	-
Telephone and fax	22,438	-	-	-
Travel	41,305	-	-	-

Total marketing expenses	$169,155	$-	$-	$-

ADMINISTRATIVE EXPENSES
Accounting and audit fees	$51,111	$1,899	$3,781	$4,812
Automobile	2,689	-	-	-
Bank charges and interest	2,185	-	-	-
Computer services	9,830	-	-	-
Incorporation expenses written off	6,794	-	-	-
Insurance	836	-	-	-
Interest on long-term debt	11,991	-	-	-
Legal	150,697	-	5,172	317
Management and consulting fees	160,906	-	-	12,000
Meals and entertainment	28	-	-	-
Office supplies and service	71,687	1,619	648	3,087
Rent	9,021	-	-	-
SEC filing fees	10,981	-	-	-
Telephone and fax	7,036	-	-	-
Transfer agent fees	6,656	1,435	990	707
Travel	33,990	-	-	-
U.S financial services	28,339	-	-	-
Wages and benefits	25,930	-	-	-
Recovery of accrued costs	(14,814)	(14,814)	-	-

Total Administrative Expenses (Recovery)	$575,893	$(9,861)	$10,591	$20,923

The accompanying notes are an integral part of these financial statements.

LEOPARD CAPITAL INC.
(A Development Stage Company)

STATEMENT OF SHAREHOLDERS' DEFICIT
					Deficit
					Accumulated
	Voting Common Stock			Additional	During The
				Paid Up	Development
	Per Share	Shares	Par Value	Capital	Stage

Balance at December 31, 2000		765,240	$765	$1,051,013	$(1,259,656)
Conversion of non-voting common stock to voting common stock		1,600,000	1,600	101,978
Issuance of common stock to a company controlled by a current director to repay an amount owing and valued at the amount of the debt repaid	$0.0400	3,000,000	3,000	117,000
Issuance of common stock to a company controlled by a current director to repay an amount owing and valued at the amount of the debt repaid	0.0400	114,337	114	4,459
Issuance of common stock to a company controlled by a current director to repay an amount owing and valued at the amount of the debt repaid	0.0400	16,249	16	634
Net loss, year ended December 31, 2001					(20,923)

Balance at December 31, 2001		5,495,826	5,495	1,275,084	(1,280,579)
Net loss, year ended December 31, 2002					(10,591)

Balance at December 31, 2002		5,495,826	5,495	1,275,084	(1,291,170)
Net income, year ended December 31, 2003					9,861
Reverse stock split effective April 24, 2003		(4,935,464)	(4,935)	4,935
Forward stock split effective December 29, 2003		168,112	168	(168)
Balance at December 31, 2003		728,474	728	1,279,851	(1,281,309)

The accompanying notes are an integral part of these financial statements.

LEOPARD CAPITAL INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS' DEFICIT
					Deficit
					Accumulated
	Non Voting Common Stock			Additional	During The
				Paid Up	Development
	Per Share	Shares	Par Value	Capital	Stage

Issuance of non-voting common stock to the president and companies controlled by him to reduce debts owing by the company and its subsidiary to those parties	$0.0025	40,000,000	$40,000	$60,000
Reverse stock split effective December 1, 2000		(38,400,000)	(38,400)	38,400	-
Balance after reverse stock split		1,600,000	1,600	98,400	-
Reversal of prior year management fees charged by a related party				3,643	-
Recognition of the loss in net assets created by the spin- off of the former subsidiary				(65)	-
Balance of non-voting common stock as at December 31, 2000		1,600,000	1,600	101,978	-
Conversion of non-voting common stock to voting common stock		(1,600,000)	(1,600)	(101,978)	-
Balance of non-voting common stock as at December 31, 2001, 2002 and 2003		-	-	-	-

The accompanying notes are an integral part of these financial statements.

LEOPARD CAPITAL INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003, 2002 and 2001

from inception on June 18, 1990 through December 31, 2003

	Cumulative Total Since Inception	2003	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$(1,281,309)	$9,861	$(10,591)	$(20,923)
Items not involving an outlay of cash
Non-cash accounting services of a former director	2,000	-	-	-
Loss on disposal of capital assets	11,923	-	-	-
Write off of incorporation costs	794	-	-	-
Write off of investment in joint venture	60,463	-	-	-
Write off a development and property Costs	442,529	-	-	-
Loss on cash settlements pf accounts payable	2,260	-	-	-
Changes in working capital items
Canadian goods and services tax Receivable	(1,500)	-	-	-
Accounts payable increase before part of the balance was settled by issuing shares	216,935	(9,861)	10,591	20,923

Net cash used in operating activities	(545,905)	-	-	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	151,502	-	-	-
Stock issued on exercise of stock options	500	-	-	-
Loan from shareholder	14,016	-	-	-
Advances from former subsidiary	4,300	-	-	-
Advances from shareholders before part of the balance was settled by issuing shares	866,457	-	-	-

Net cash flow from financing activities	1,036,775	-	-	-

INVESTING ACTIVITIES
Purchase of capital assets	(11,949)	-	-	-
Proceeds from disposal of fixed assets	26	-	-	-
Incorporation costs	(794)	-	-	-
Mineral property payments	(478,153)	-	-	-

Net cash used in investing activities	(490,870)	-	-	-

NET CHANGE IN CASH BALANCE	-	-	-	-
CASH AT BEGINNING OF YEAR	-	-	-	-

CASH AT END OF YEAR	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

LEOPARD CAPITAL INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003, 2002 and 2001

from inception on June 18, 1990 through December 31, 2003 (Cont'd)

	Cumulative Total Since Inception	2003	2002	2001

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Reverse takeover
The Company had a reverse takeover in which the following net assets were acquired in exchange for assumption of the shareholders' equity of the acquiring company
Net assets acquired	$87,408	$-	$-	$-
Liabilities assumed	17,920	-	-	-

Shareholders' equity assumed		-	-	-
Share capital, par value	10,000	-	-	-
Share capital, additional paid up Capital	137,552	-	-	-
Accumulated deficit during the developments stage	(78,064)	-	-	-

Total shareholders equity	69,488	-	-	-

Total liabilities and shareholders' equity	87,408	-	-	-
Voting shares issued to repay current and long-term debt
Par value	3,564	-	-	3,130
Additional paid up capital	983,049	-	-	122,093

Total	986,613	-	-	125,223

Debt repaid
Accounts payable	167,534	-	-	23,143
Advances from shareholders	816,819	-	-	102,080
Promissory note payable	2,260	-	-	-

Total debt repaid	986,613	-	-	125,223

The accompanying notes are an integral part of these financial statements.

LEOPARD CAPITAL INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003, 2002 and 2001

from inception on June 18, 1990 through December 31, 2003 (Cont'd)

	Cumulative Total Since Inception	2003	2002	2001

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES (Cont'd)

Non voting shares issued to repay current and long-term debt
Par value	$1,600	$-	$-	$-
Additional paid up capital	98,400	-	-	-

Total	100,000	-	-	-
Debt repaid
Accounts payable	48,282	-	-	-
Advances from shareholders	26,877	-	-	-
Promissory note payable	24,841	-	-	-

Total debt repaid	100,000	-	-	-
Purchase of property with promissory note
Promissory note payable issued for Property	24,841	-	-	-

Reversal of prior year management Fees
Reversal of management fees and reduction in accounts payable	40,638	-	-	-
Increase in additional share capital	40,638	-	-	-

Spinoff of subsidiary
Loss in net assets charged to Additional paid in capital of common shares	722	-	-	-
Carrying value of subsidiary charged to additional paid in capital of common shares	1	-	-	-

The accompanying notes are an integral part of these financial statements.

LEOPARD CAPITAL INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION FOR A COMPANY IN THE DEVELOPMENT STAGE

The Company was first incorporated in the State of Nevada on June 18, 1990 as QQQ- Huntor Associates, Inc.  On July 21, 1995, the Company changed its domicile to the State of Texas and merged into a Texas Corporation, Unimex Transnational Consultants, Inc.  On April 26, 1996, the Company reorganized and acquired all the issued and outstanding stock of Dakota Mining & Exploration Ltd. ("Dakota") for 10,000,000 shares of the Company's common stock, and changed the name of the Company to Canadian Northern Lites, Inc. As a result of that transaction, Dakota became a legal subsidiary of the Company. However, as stated below, Dakota is the acquirer in the consolidated financial statements.  On July 10, 2000 the Company merged with a Nevada corporation, Leopard Capital Inc., and became a Nevada Corporation with the new name of Leopard Capital Inc.

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

The financial statements present the consolidated results of operations of the Company and its former subsidiary to December 1, 2000 and the results of the Company's activities by itself from December 1, 2000 to December 31, 2003.

On January 4, 2001, the 1,600,000 non-voting common shares were converted to voting common shares making the Company a subsidiary of Hudson Capital Corporation.

As at December 31, 2003, the Company does not have any cash to cover current and future liabilities and does not have any assets capable of generating cash.  Future activities require cash being provided to the Company by investors or lenders and the Company acquiring an asset, or assets, capable of generating income. As stated in Note 5, companies controlled by the president of the Company are currently funding, and plan to continue to fund, the administrative expenses incurred by the Company.  In addition, these related parties reversed, effective November 30, 2000, management fees of $2,000 per month for a total of $62,000 that they previously charged the Company.  These efforts are part of a long range strategy to restructure the Company's affairs, arrange for new long term financing and continue to locate and develop income producing properties.

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

Subsequent to the year ended, the Company was a party to a reverse takeover as described in Note 9.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Consolidation

As stated in Note 1, the consolidated financial statements did include the accounts of Dakota Mining & Exploration Ltd., the designated acquirer in the reverse take-over transaction, and Leopard Capital Inc. until December 1, 2000, when the shares of the subsidiary were spun-off to the shareholders. The investment in the Ewer/Klinker mineral properties joint venture was accounted for on the cost basis because the joint venture had not commenced operating and had not provided any financial information due to a dispute between the joint venture partners.

(b) Fiscal Year

The parent company, Leopard Capital Inc., has a fiscal year end of December 31. The subsidiary company, Dakota, had a fiscal year end of January 31. The prior year consolidated financial statements have been prepared using the December 31 financial statements of the legal parent, and the January 31 financial statements of the legal subsidiary. There were no intervening events that materially affect the consolidated financial position or the consolidated results of operations and cash flows for the fiscal periods presented. The financial statements for the fiscal year ended December 31, 2000 include the results of Dakota to December 1, 2000.

(c) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires managements to make estimates and assumptions. These estimates or assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses and gains during the reporting periods.  Actual results could differ from estimates.

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

(h) Income Taxes

Income taxes are recognized in accordance with Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes", whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

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

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statement of operations and cash flows from inception to December 1, 2000 of the designated acquirer, Dakota Mining & Exploration Ltd. and from the date of acquisition to December 31, 2003 of Leopard Capital Inc., the former designated subsidiary.

(j) Income (Loss) Per Share

Statements of Financial Accounting Standards No. 128, "Earnings per Share", requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At December 31, 2003, 2002 and 2001, the Company had no outstanding stock options, warrants and other convertible securities; accordingly, only basic EPS is presented.

(k) Regulatory Matters

The Company and its mineral property interests are subject to a variety of Canadian national and provincial regulations governing land use, health and safety, and environmental matters. The Company's management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

(l) Exploration Costs

Exploration costs of mineral properties that do not add net realizable value to the properties are charged to operations as incurred.

(m) Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

(n) New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement's consideration should be allocated among separate units. The pronouncement is effective for the Company commencing with its 2004 fiscal year and is not expected to have a material impact on its results of operations or financial position.

In November, 2002, the FASB issued FASB Interpretation No 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others, an interpretation of FASB statements 5, 57, 107 and rescission of FASB Interpretation No. 34". FIN 45 requires recognition and measurement of guarantees entered into or modified beginning on January 1, 2003 and requires expanded disclosure of guarantees as at December 31, 2002. The Company has determined that the adoption of FIN 45 did not have an impact on its results of operations or financial position.

(n) New Accounting Pronouncements (cont'd)

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS 148 provided alternative methods for voluntary transition to the fair value based method of accounting for stock-based employees compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for the Company's 2003 fiscal year. The interim disclosure requirements are effective for the second quarter of the Company's 2003 fiscal year. The Company has determined that the adoption of SFAS 148 did not have an impact on its results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No 51", FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has determined that the adoption of FIN 45 will not have an impact on its results of operations or financial position.

In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company has determined that the adoption of SFAS 150 is not expected to have an impact on its results of operations or financial position.

(n) New Accounting Pronouncements (cont'd)

In October 2002 and April 2003, respectively, FASB issued the following Statements of Financial Accounting Standards:

- No. 147, "Accounting of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 44 and FASB Interpretation No. 9", and

- No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities".

The Company has determined that these will not have any relationship to the operations or financial position of the Company. Therefore, a description of each and their respective impact on the Company's operations have not been disclosed.

(o) Financial Instruments

i) Fair value

The carrying amounts of financial instruments including accounts payable and accrued liabilities and advances from shareholders approximate their fair values as of December 31, 2003 and 2002.

ii) Foreign currency risk

The Company has no balances exposed to a foreign currency risk.

iii) Interest rate risk

The Company is not exposed to interest rate risk.

(p) Start-up Expenses

The Company has adopted Statement of Position No. 98-5, "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on June 18, 1990 to December 31, 2003.

(q) Comparative Figures

Certain amounts in the prior year have been reclassified to conform to the presentation used in the current year.

NOTE 3 - SPIN-OFF OF SUBSIDIARY

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

Had the Company recorded its investment in subsidiary on a cost basis, then the following would be the result of the transactions with the subsidiary:

Acquisition of Dakota shares in exchange for shares and recorded at the
estimated fair market value of the underlying assets			$ 72,538
Advances made to the subsidiary that were eventually paid by issuing additional shares of the subsidiary
	Year	Advances
Advanced to subsidiary	1996	$759,443
Advanced to subsidiary	1997	180,148
Advanced to subsidiary	1998	129,705
Advances converted to share capital	1998	(911,187)	911,187
Advanced to subsidiary	1999	3,444
Advanced to subsidiary	2000	-
Advances converted to share capital	2000	(161,553)	161,553
		$-	$1,145,278

Write down of investment to reflect the underlying value			(1,145,277)

Balance of carrying value of investment before distribution			$1

Reconciliation of deficit
Deficit relating to Dakota operations at the date of acquisition which was recorded by increasing the additional paid up capital	$ 78,064
Retained earnings and foreign exchange gains relating to Leopard operations outside of the Canadian mining operations	27,913
Reversal of prior year management fees charged by a related party (Note 5)	40,638
Reduction of payables created by the spin-off of the shares of the subsidiary that reduced the deficit of Leopard Capital Inc.	(722)
Write down of investment in Dakota to carrying value of the underlying assets	1,145,277

Reported deficit of Leopard Capital Inc.	$ 1,291,170

NOTE 4 -MINERAL PROPERTIES AND INVESTMENT IN JOINT VENTURE

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

(a) Ewer/Klinker Mineral Properties (Cont'd)

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

(b) Way 1, Banjo I & II Mineral Properties

The Company had purchased mineral properties from a company controlled by a significant shareholder, who is also a director, for a price of $24,841 and the purchase was paid for by a note payable.  The note payable was paid for during 2000 by issuing shares.

In 1998, the property was written down to $1.00 to recognize the Company's inability to prepare an updated valuation on the property owned in the joint venture which is adjacent to this property.  This property was purchased as a possible strategic role as part of a larger development incorporating the joint venture property. This property was disposed of when the subsidiary was spun off.

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain transactions of the Company involve companies having directors, officers and/or principal shareholders in common with the Company. Transactions with related parties have occurred in the normal course of operations and are measured in the exchange amount, which is the amount of consideration established and agreed by the related parties.

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

(d) Accounting Services

Accounting services had been provided by a former director and shareholder of the Company. No fees were paid for these services. The amount of $2,000 had been charged to operations for the fair market value of these services offset by a contribution to capital of the same amount.

(e) Other Expenses

Most other marketing and administrative expenses were reimbursements to former directors and officers for expenses incurred in their efforts to develop the Company's business.

(f) Purchase Of Mineral Properties From A Shareholder Who Is Also A Director

The Company had purchased mineral properties from a company controlled by a significant shareholder, who is also a director, for a price of $24,841 and the purchase was paid for by issuing a promissory note.

(g) Advances Payable To Former Subsidiary

The amount due to the former subsidiary was unsecured, non-interest bearing and had no specific terms of repayment. This was repaid during fiscal 2001 by a company controlled by the president, whose debt was settled by the issue of share capital.

NOTE 6 - INCOME TAXES

(a) Income Tax Provision

The Company is in the development stage and has not yet earned any revenue or income. No provision for additional income tax recovery has been recorded by the Company due to its history of losses indicating that, more likely than not, none of the deferred income tax assets will be realized.

(b) Deferred Income Tax Assets

Significant components of the Company's deferred tax assets are comprised of the following at December 31, 2003, calculated at 37.62% (December 31, 2002 - 42.55%).

	2003	2002

Net operating loss carryforwards	$ 72,448	$68,888

Deferred tax assets	27,255	29,311

Valuation allowances to recognize the Company's history of losses and absence of profits to date.	(27,255)	(29,311)

Net deferred income tax assets	$-	$-

(c) Loss on Distribution of Shares of Subsidiary

The Company's $1,145,277 loss on distribution of shares of subsidiary is not recognized for income tax purposes.

(d) The Company has certain foreign income tax assessments that are currently in progress. The ultimate resolution of these assessments cannot be predicted with certainty; however, the Company's management believes the assessments will not have a material adverse effect on its financial condition or results of operations.

No provisions have been made in the accounts or in these financial statements with respect to this matter. Any reassessment will be reflected as a charge in the year incurred.

NOTE 7 - CAPITAL STOCK

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

(b) Issued and Outstanding

	# of Shares		Paid Up Capital
	2003	2002	2003	2002

Voting common shares
Par value			$ 728	$ 5,495
Additional paid-up capital			1,279,851	1,275,084

Total	728,474	5,495,826	$1,280,579	$1,280,579

(c) Income (Loss) Per Share

The income (loss) per share is calculated using the weighted-average number of common shares outstanding during the fiscal year. For this purpose, reverse stock split and forward stock split are reflected on a retroactive basis to the preceding years.

	2003	2002	2001

Net income (loss)	$9,861	$(10,591)	$(20,923)
Weighted average number of common shares issued	728,474	728,474	605,984

Income (loss) per share	$-	$-	$-

(d) Reverse Stock Split

On April 8, 2003, the Board of Directors of Leopard Capital Inc. unanimously adopted a resolution setting the close of business on April 24, 2003 as the record date to effect a 1 for 10 reverse stock split, consistent with the approvals obtained from the Company's stockholders at the Company's Annual Meeting on January 21, 2003.

The net result of this reverse split is a 1 for 10 split of the issued shares, leaving 560,362 shares issued and outstanding and 200,000,000 authorized shares.

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

The purpose of the Plan is to improve the Company's ability to attract, retain and compensate highly competent key employees, non-employee directors and consultants and to motivate selected key employees, non-employee directors and consultants of Leopard Capital Inc. to achieve long-term corporate objectives, by awarding certain options to purchase the Company's common stock, and to receive grants of common stock subject to certain restrictions.

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

(d) Forward Stock Split

On December 18, 2003, the Board of Directors of Leopard Capital Inc. unanimously adopted a resolution setting the close of business on December 29, 2003 as the record date to effect a 13 for 10 forward stock split, consistent with the approvals obtained from the Company's stockholders holding 495,058 shares of common stock, representing 88.35% of the 560,362 outstanding common shares.

The net result of this forward split is a 13 for 10 split of the issued shares, leaving 728,474 shares issued and outstanding and 200,000,000 authorized shares.

NOTE 8 - PROMISSORY NOTE

To purchase the mineral properties discussed in Note 4(b), the Company issued a $24,841 promissory note, due on demand, to a company that is a major shareholder of the Company and whose controlling shareholder is the president and a director of the Company. This note which required interest at 8% per annum, was repaid during 2000 by issuing shares.

NOTE 9 - SUBSEQUENT EVENTS

(a) Share Exchange

On February 9, 2004, the Company completed a share exchange with the stockholders of China Expert Network Company Limited, ("China Expert"), a Hong Kong corporation. In the exchange, the Company acquired 30,000,000 shares of China Expert common stock from the shareholders of China Expert in the Exchange, representing all of the issued and outstanding stock of China Expert in exchange for the issuance of 19,935,000 shares of its common stock. In conjunction with the exchange, the Company also issued a total of 1,400,000 additional shares to various persons, including a Director of the Company, as compensation for services.

The exchange resulted in a change of control of the Company. Upon completion of the exchange and the related share issuances, the Company has a total of 22,063,470 shares issued and outstanding, of which 19,935,000, or approximately 90.35%, are owned by persons who were previously stockholders of China Expert.

China Expert is now a wholly owned subsidiary of the Company, and the shares of China Expert common stock represent the Company's most significant asset. The Company expects to continue, and expand, the existing business operations of China Expert as our wholly owned subsidiary. The Company, through China Expert and China Expert's wholly owned subsidiary, Expert Network (Shenzhen) Co. Ltd. provide large-scale network infrastructure construction for community and municipal governments in the People's Republic of China (PRC) and Hong Kong. China Expert also provides consultancy services on technological solutions, marketing consultations, key projects evaluation and other similar areas, mainly in the PRC.

(b) Consulting Agreement

On February 9, 2004, the Company entered into a consulting agreement with Hudson Capital Corporation for developing the Company's marketing and other related business. The terms of the agreement expires on February 8, 2005. The compensation for the consulting services is 200,000 shares of the Company's common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the Company's fiscal years ended December 31, 2002 and December 31, 2003 and any subsequent interim periods, the Company has had no disagreements with its principal independent accountant.

On January 31, 2004, the Company's Board agreed unanimously to no longer retain McLean Majdanski, Chartered Accountants, as the Company's independent public accountants, and agreed unanimously to engage Telford Sadovnick, P.L.L.C., Certified Public Accountants, as the Company's independent public accountants commencing with the audit for the year ending December 31, 2003. . The reports of McLean Majdanski, Chartered Accountants, on the Company's financial statements for each of the years ended December 31, 2002 and 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles other than the statement that the Company's losses raise substantial doubt about its ability to continue as a going concern.

During the years ended December 31, 2002 and 2001 and through January 31, 2004, there were no disagreements with McLean Majdanski, Chartered Accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which, if not resolved to the satisfaction of McLean Majdanski, would have caused it to make reference to the subject matter of the disagreements in connection with its report. In connection with the audits for the fiscal years ended December 31, 2002 and 2001, and the subsequent interim period ending January 31, 2004, McLean Majdanski, Chartered Accountants, did not advise the Company with respect to any of the matters described in paragraphs (a)(1)(v)(A) through (D) of Item 304 of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2003, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the current officers and directors of the Company. The Company has not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole.

Directors and Executive Officers

Name	Age	Position held and tenure
Zhu Xiao Xin	37	President and Director since February 9, 2004
Lai Man Yuk	35	Vice President and Director since February 9, 2004
Kung Sze Chau	55	Chief Executive Officer and Director since February 9, 2004
Jeff Cheung Ming	34	Chief Financial Officer since February 9, 2004
Samuel K.K. Lo	29	Chief Legal Officer since February 9, 2004
Song Feng	40	Chief Operating Officer since February 9, 2004
Wu Liming	39	Chief Technical Officer since February 9, 2004

The directors named above will serve until the first annual meeting of the Company's stockholders following completion of the share exchange transaction, or until their successors have been appointed. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Biographical Information

Mr. Zhu Xiao Xin

From April 1998 to September 1999, Mr. Zhu was the Executive Manager for Syscan Technology (Shenzhen) Company Limited. From September 1999 to June 2000, he was President of Shenzhen Hecheng Technology Company Limited. From 2002 to 2003, he was the Vice President of Expert Network Development (Shenzhen) Company Limited. Since December 2003, Mr. Zhu has been the President of China Expert Network Company, Ltd. In 1987 Mr. Zhu received a Bachelor of Science from the University of Science and Technology of China. Since 1999 he has been a Researcher at the Jiangxi University of Finance and Economics. Mr. Zhu has qualified as an Economist in China.

Mr. Lai Man Yuk

From April 1995 to April 2000, Mr. Lai was the Director for Sunkock Development Limited, a Hong Kong company specializing in Hong Kong and China trading and investment matters. Since May 2000, he set up China Expert Network Company, Ltd., a Hong Kong company to do IT and E-government projects through he well-established personal networks in China. He is now also the Vice President and Director of the same company. During 1987 to 1989 Mr. Lai studied in Liming University in Fujian, China for the subject of Chinese Medicine.

Mr. Kung Sze Chau

Mr. Kung is the Chief Executive Officer and a director of China Expert Network Company Limited. He has held these positions since May 2000. Mr. Kung has over 20 years experience in investment and management. He was the past Vice President and Managing Director of many large-scale enterprises in PRC. He also specializes in biological pharmaceutical and property investments.

Mr. Jeff Cheung Ming

From 1996 to 1999, Mr. Cheung was Audit Senior for RSM Nelson Wheeler, Certified Public Accountants. From 1999 to 2000, he was Group Internal Audit Officer for Casil Telecommunications Holdings Limited, a Hong Kong publicly listed company. In 2001, he was Audit Semi-Senior for Assurance and Business Advisory Services at Deloitte Touche & Tohmatsu, Certified Public Accountants. Since 2002, Mr. Cheung has been the Chief Financial Officer for China Expert Network Company Limited. Mr. Cheung received an Honours diploma from the Hong Kong Shue Yan College, a Bachelors of Business Administration from the University of Lincolnshire & Humberside in the United Kingdom, and a Master of Arts in International Accounting from the City University of Hong. Mr. Cheung is an Associate Member of the Hong Kong Society of Accountants, the Taxation Institute of Hong Kong, and The Association of International Accountants. He is a Fellow Member of the IT Accountants Association of Hong Kong.

Mr. Samuel Lo

From April 1998 to September 1999, Mr. Lo was a Trainee Solicitor at Li, Wong & Lam, a law firm located in Hong Kong. From September 1999 to June 2000, he was an Associate Solicitor with the same company, and from June 2000 to the present, a Consultant Solicitor, also with Li, Wong & Lam. Since June 2000, Mr. Lo has been Chief Legal Counsel to China Expert Network Company, Ltd. Currently he is also Advisor of PRC Commercial & Legal Affairs of the Government of the Hong Kong Special Administrative Region, Trade and Industry Department. Mr. Lo received a Bachelor of Laws from the University of Hong Kong in 1996. In 1997 he received a Postgraduate Certificate in Laws, also from the University of Hong Kong. In 2001 he received a Certificate of PRC Civil & Commercial Law from the Tsinghua University, China. Additionally, in 1999, Mr. Lo received the qualification of Solicitor of the High Court of the Hong Kong Special Administrative Region. He is a Member of the Law Society of Hong Kong, and a Member of the Society of Business Practitioners of England.

Mr. Song Feng

From 1996 to 1999, Mr. Song was Senior Engineer at China National Guizhou Aviation Industry Co., Ltd. During this time he was also Project Officer with the China National Reference System of Technical Information Network. From January to June 2000, he was Senior Manager at the Chinese company, Netbig Co., Ltd. From July to September 2000, Mr. Song was Chief Technical Officer of Calili Information Network Co., Ltd., a Chinese company. Since September 2000, Mr. Song has been the Chief Operating Officer for China Expert Network Co., Ltd., a Hong Kong company. Mr. Song holds a Bachelor of Engineering from Beijing University of Aviation and Aerospace. In 2001 he completed a Master of Engineering Management, also from Beijing University of Aviation and Aerospace.

Mr. Wu Liming

From 1989 to 1992, Mr. Wu lectured at the Shenyang Architecture and Civil Engineering Institute. From 1995 to 1997, he was an Associate Professor at the Shenyang Architecture and Civil Engineering Institute. Mr. Wu was a Visiting Scholar to the Hongkong Polytechnic University from 1997 to 1998. From 1998 to 2001, he was Chief Technical Officer at the Hunan Eintech Technical Col, Ltd., in China. Since 2001, Mr. Wu has been Chief Technical Officer at China Expert Network Co., Ltd. Mr. Wu has received his Bachelor's degree from Peking University in 1986, and his Master's from Peking University in 1989. In 1995, he was awarded a Ph.D from Northeastern University.

Involvement in Certain Legal Proceedings

Other than that described above, there have been no events during the last five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person including:

1.        any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.        any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.        being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities;

4.        being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Family Relationships

There are no family relationships between any of the officers and/or directors.

Other Relationships or Arrangements

In connection with the share exchange transaction with China Expert which was consummated on February 9, 2004 and which is described more fully in Item 6 above under the heading "Subsequent Events," the Company's then-current officers and directors at the time of the share exchange resigned, and the officers and directors named above, who were designated by China Expert, were appointed. Except for this arrangement to to appoint new directors and officers following completion of the share exchange transaction, there is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

Directorships

None of the directors serves as a director for any other reporting company.

Audit Committee Financial Expert

The Company does not currently have an audit committee financial expert. The current management of the Company has only been in place since February 9, 2004, and they have not yet had the opportunity to locate and appoint a financial expert.

Section 16(a) Beneficial Ownership Compliance

Based solely on a review of Forms 3 and 4 furnished to the Company during the fiscal year ended December 31, 2003 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 2003, none of the officers, directors or principal shareholders of the Company have failed to file or been delinquent in filing reports required under Section 16(a) of the Exchange Act, except as follows. On October 27, 2003, Terry G. Cook filed a delinquent Form 3 with the Securities and Exchange Commission reporting his initial acquisition of the Company's common stock on December 31, 1999.

Code of Ethics

The Company does not currently have a code of ethics. When the current management of the Company was appointed on February 9, 2004, the Company did not have a code of ethics in place, and the current management has not yet adopted a code of ethics. The Company intends to adopt a code of ethics in the near future.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us to our principal executive officers for fiscal years ending 2003, 2002 and 2001.

SUMMARY COMPENSATION TABLE
		Annual compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)

Terry G. Cook, President	2003	0	0	0

Terry G. Cook, President	2002	0	0	0

Terry G. Cook, President	2001	0	0	12,000

In fiscal 2001, management fees of $12,000 at a rate of $2,000 per month for the first six months of 2001 were charged to Leopard, payable to a company controlled by Terry G. Cook, President of the Company. These fees were paid by issues of share capital on April 15, 2001 and June 30, 2001. No management fees were charged for the last six months of 2001. No management fees were charged in the fiscal year ended December 31, 2003.

Other than that disclosed above, no compensation was paid during the fiscal year ended December 31, 2003 to any of the officers or directors of the Company to the extent that they were compensated in excess of $100,000.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During the fiscal year ended December 31, 2003, no Director received or accrued any compensation for his services as a Director, including committee participation or special assignments.

The Company has no written employment agreements with any of its officers or directors. As of December 31, 2003, the Company has no plans or arrangements in respect of remuneration received or that may be received by executive officers of the Company in to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of December 31, 2003, the Company is a publicly-owned corporation, the shares of which are owned by United States and Canadian residents. As of December 31, 2003, the Company is controlled by Hudson Capital Corporation, a company controlled by Terry G. Cook, President of Leopard Capital, Inc. as of December 31, 2003.

The following table sets forth, as of the date hereof, stock ownership of each executive officer and director of Leopard Capital, Inc., of all executive officers and directors of Leopard Capital, Inc., as a group, and of each person known by Leopard Capital, Inc., to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any options, warrant or other right to acquire additional securities of Leopard Capital, Inc., except as may be otherwise noted.

Name and Address	Number of Shares Beneficially Owned	Percent of Class
Zhu Xiaoxin (1) (2) 31/F, Development Centre, 2010 Renminnan Road, Shenzhen, PR China	0	0
Lai Man Yuk (1) (2) Rooms 2703-04 Great Eagle Centre 23 Harbour Road Wanchai, Hong Kong	0	0
Kung Sze Chau (1) (2) Rooms 2703-04 Great Eagle Centre 23 Harbour Road Wanchai, Hong Kong	0	0
Jeff Cheung Ming (1) B1, 9/F, Loyong Court Commercial Building 212-220 Lockhart Road Wanchai, Hong Kong	0	0
Samuel K.K. Lo (1) Room 7A, Deltec Court, 73c Waterloo Road, Kowloon, Hong Kong	0	0
Song Feng (1) 31/F, Development Centre 2010 Renminnan Road Shenzhen, PR China	0	0
Wu Liming (1) 31/F, Development Centre 2010 Renminnan Road Shenzhen, PR China	0	0
China Data Holdings Limited (2) Rooms 2703-04 Great Eagle Centre 23 Harbour Road Wanchai, Hong Kong	9,967,500	45.18%
Ibroader Developments Limited Rooms 3505-3506 Edinburgh Tower The Landmark 15 Queen's Road Central Hong Kong	3,709,904	16.81%
China Link Investment Group Limited Rooms 2703-04 Great Eagle Centre 23 Harbour Road Wanchai, Hong Kong	2,270,595	10.29%
I-Mode Technology Limited Flat E, 21st Floor, Tower 2 The Waterfront 1 Austin Road West Tsimshatsui, Hong Kong	1,993,500	9.04%
All Current Officers and Directors as a Group (7 in Number)	0	0%

(1) The person listed is currently an officer, a director, or both, of the Company.
(2) Zhu Xiaoxin, Kung Sze Chau and Lai Man Yuk, who are directors and officers of the Company hold 19%, 9.09%, and 25.448% of the shares of China Data Holdings Limited, respectively.

Equity Compensation Plans

On November 21, 2002, the Board of Directors of the Company unanimously adopted the 2002 Stock Option Plan for the Company. Under the 2002 Stock Option Plan, the Compensation Committee of the Board of Directors, in its discretion, may grant common stock or stock options to purchase common stock of the Company to key employees, consultants, and non-employee directors of the Company. The Company has reserved 825,000 shares of common stock for the grant of options under the plan, subject to anti-dilution provisions and adjustments for stock splits. At the annual meeting held on January 21, 2003 the stockholders approved the plan.

As of the date hereof, no stock or stock options have been granted under the 2002 Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the share exchange transaction with China Expert which was consummated on February 9, 2004 and which is described more fully in Item 6 above under the heading "Subsequent Events," the Company issued a total of 200,000 shares to Hudson Capital Corporation, as compensation for consulting services. Terry G. Cook, who was the President and a Director of the Company at the time of the share exchange transaction, is the controlling shareholder of Hudson Capital Corporation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)         The Exhibits listed below are filed as part of this Annual Report.

31.1         Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2        Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         The following reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2003.

Form 8-K, filed with the Securities and Exchange Commission on October 29, 2003, covering Item 5.

Form 8-K, filed with the Securities and Exchange Commission on November 21, 2003, covering Item 5.

Form 8-K, filed with the Securities and Exchange Commission on December 10, 2003, covering Item 5.

Form 8-K, filed with the Securities and Exchange Commission on December 22, 2003 covering Item 5.

Form 8-K, filed with the Securities and Exchange Commission on December 31, 2003 covering Item 1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by TELFORD SADOVNICK, P.L.L.C. for audit of the Company's annual financial statements were $** for the fiscal year ended December 31, 2003, and $0 for the fiscal year ended December 31, 2002. The aggregate fees billed by TELFORD SADOVNICK, P.L.L.C. for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $ 0 during the period ended December 31, 2003, and $0 during the period ended December 31, 2002.

Note to reader: Telford Sadovnick, P.L.L.C. was retained January 2004 to Audit Leopard's FY2003. They were not involved prior to January 2004 and thus did not audit Leopard's 2002 annual financial statements or review Leopard's Quarterly reports for FY2003 or earlier.

** Leopard has not been billed but the billing is expected to be $ 5,000 USD.

In calendar 2003, McLean Majdanski, Chartered Accountants billed Leopard $1899 USD for auditing, examination of financial statements, and consultations for the fiscal year ending 12/31 2002. There were no separate billings for quarterlies, and no separate tax, consulting or any other services provided.

Audit-Related Fees

TELFORD SADOVNICK, P.L.L.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending December 31, 2003 or December 31, 2002.

Tax Fees

The aggregate fees billed by TELFORD SADOVNICK, P.L.L.C. for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2003, and $0 for the fiscal year ended December 31, 2002.

All Other Fees

TELFORD SADOVNICK, P.L.L.C.did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2003 and December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2004.

LEOPARD CAPITAL, INC.
(Registrant)

By: /s/ Zhu Xiaoxin
Zhu Xiaoxin, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Zhu Xiaoxin
Zhu Xiaoxin, President and Director

Date: March 29, 2004

By /s / Kung Sze Chau
Chief Executive Officer and Director

Date: March 29, 2004

By /s /Jeff Cheung Ming
Chief Financial Officer

Date: March 29, 2004