Form 10QSB
period 2004-03-31
CHINA EXPERT TECHNOLOGY INC
filed 2004-05-21
CIK 1039726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____ to ____.

CHINA EXPERT TECHNOLOGY, INC.

(Name of small business in its charter)

Nevada (State of Incorporation)	000-30644 (Commission File No.)	98-0348086 (IRS Employer Identification No.)

Room 2703-04, Great Eagle Centre

23 Harbour Road
Wanchai, Hong Kong
(Address of principal executive offices)

852-2802-1555

(Registrant's telephone number)

Leopard Capital, Inc.

1574 Gulf Road #1505
Point Roberts, WA 98281
(Former Name or Former Address If Changed Since Last Report)

Issuer's telephone number: (801) 209-0545

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No ....

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .X... No .....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2004, 23,863,474 shares were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a)         The unaudited financial statements of registrant for the three months ended March 31, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

CHINA EXPERT TECHNOLOGY, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
	USD	USD
ASSETS

Current assets
Cash and cash equivalents	19,452	47,223
Costs and estimated earnings in excess of
billings on uncompleted contracts	987,441	-
Amount due from a director	193,052	94,787
Prepayments, deposits and other receivables	702,570	1,287,889

Total current assets	1,709,463	1,429,899

Property and equipment, net	37,847	52,120
Intangible assets, net	578,406	674,807
Deferred expenditure, net	3,510,000	-
Deferred tax assets	347,390	315,745

Total assets	6,183,106	2,472,571

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	-	9,686
Deposits received	86,482	93,141
Accruals	328,794	364,951
PRC business tax	270,426	274,542
Billings in excess of costs and estimated
earnings on uncompleted contracts	-	164,820
Advances from shareholders	730	-
Income tax payable	397,887	309,634

Total current liabilities	1,084,319	1,216,774

Stockholders' equity
Common stock (Note 6)	3,879,176	3,856,041
Paid-in capital (Note 7)	3,598,200	-
Accumulated deficit	(2,378,589)	(2,600,244)

Total liabilities and stockholders' equity	6,183,106	2,472,571

See the accompanying notes to the unaudited consolidated financial statements.

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31, 2004	March 31, 2003
	(Unaudited)	(Unaudited)
	USD	USD

Revenue	1,419,977	910,953

Cost of revenue	(799,870)	(441,491)

Gross profit	620,107	469,462

Other income	27,705	27,893

General and administrative expenses	(146,810)	(199,075)

Intangible assets amortization	(96,401)	(96,401)

Deferred expenditure amortization	(90,000)	-

Depreciation and amortization	(14,273)	(24,966)

Par value of CXTI common stock and its
net liabilities written off (Note 2(ii))	(22,065)	-

Income before income tax	278,263	176,913

Income tax expenses	(56,608)	(44164)

Net income	221,655	132,749

Net income per share (Note 5(i))	0.010	0.006

Weighted average number of common shares	22,601,820	21,335,000

See the accompanying notes to the unaudited consolidated financial statements.

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31, 2004	March 31, 2003
	(Unaudited)	(Unaudited)
	USD	USD
Cash flows from operating activities :

Net income	221,655	132749

Adjustments to reconcile net income to net cash
provided by/(used in) operating activities :

Intangible assets amortization	96,401	96,401
Deferred expenditure amortization	90,000	-
Depreciation and amortization	14,273	24966
(Increase)/decrease in deferred tax assets	(31,645)	44,163
Par value of CXTI common stock and its net liabilities
written off	22,065	-

Changes in operating assets and liabilities :

Increase in costs and estimated earnings in excess of	(987,441)	-
billings on uncompleted contracts
Decrease/(increase) in prepayments, deposits and other	585,319	(1,224,265)
receivables
(Decrease)/increase in accounts payable	(9,686)	99,125
Decrease in deposit received	(6,659)	-
(Decrease)/increase in accruals	(36,157)	21,301
(Decrease)/increase in billings in excess of costs and
estimated earnings on uncompleted contracts	(164,820)	2,425
(Decrease)/increase in PRC business tax	(4,116)	52,426
Increase/(decrease) in income tax payable	88,253	(6)

Net cash provided by/(used in) operating activities	(122,558)	(750,715)

Cash flows from financing activities :

(Repayment)/advances from director and officer	(94,787)	536,310

Net cash (used in)/provided by financing activities	(94,787)	536,310

Net decrease in cash and cash equivalents	(27,771)	(214,405)

Cash and cash equivalents, beginning of period	47,223	299,333

Cash and cash equivalents, end of period	19452	84,928

See the accompanying notes to the unaudited consolidated financial statements.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.        CHANGE OF COMPANY NAME

On April 12, 2004, the name of the Company was changed from Leopard Capital, Inc. to China Expert Technology, Inc. ("CXTI"), with all the required filings submitted to the United States Securities and Exchange Commission.

2.        BASIS OF PRESENTATION

(i)        The accompanying consolidated financial statements of CXTI and its subsidiaries (the "Group") have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

         In the opinion of the management of CXTI, all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

(ii)         On February 9, 2004, CXTI completed a share exchange with the stakeholders of China Expert Network Company Limited ("CEN"), a Hong Kong incorporated company (the "Exchange"). In the Exchange, CXTI acquired 30,000,000 shares representing all the issued and outstanding common stock of CEN from the stakeholders of CEN (the "Shareholders") in exchange for the issuance of 19,935,000 shares of common stock of CXTI to the Shareholders. In conjunction with the Exchange, CXTI also issued a total of 1,400,000 additional shares to various persons as compensation for their services provided, including a former director of CXTI.

        The Exchange resulted in a change of control of CXTI. Upon completion of the Exchange and the related share issuances, CXTI has a total of 22,063,474 shares issued and outstanding, of which 19,935,000 or approximately 90.35% are owned by the Shareholders. As the Exchange resulted in the former stakeholders of CEN owning greater than 50% of the common stock of CXTI, the Exchange has been treated as a reverse takeover with CEN as the accounting acquirer (legal subsidiary) and CXTI as the accounting acquiree (legal parent).

        Accordingly, the purchase method under reverse takeover accounting has been applied except that no goodwill is recorded on the consolidated balance sheet. It means that :-

(a)        The consolidated financial statements are issued under the name of the legal parent, CXTI, but are a continuation of the financial statements of CEN. The comparative figures are those of CEN.

(b)        CEN is deemed to be the acquirer for accounting purposes and as such, its assets and liabilities are included in the consolidated financial statements at their historical carrying values.

(c)        The common stock and accumulated deficit of CXTI up to the date of the Exchange are eliminated.

(d)        The capital structure of the Company is that of CXTI, but the dollar amount of the issued share capital in the consolidated balance sheet is that of CEN immediately prior to the Exchange plus the value of shares issued by CXTI to acquire CEN and to compensate the service providers.

(e)        The value of shares issued by CXTI is determined to be their par value as CXTI had net liabilities at the date of the Exchange.

(f)        The par value of CXTI common stock and the net liabilities of CXTI at the date of the Exchange are written off to the consolidated statement of operations.

3.        DESCRIPTION OF BUSINESS

        Following the Exchange as detailed in note 2, CXTI has ended its development stage and is now engaging in the provision of system integration services, consultancy services and agency services through its subsidiaries, CEN and Expert Network (Shenzhen) Company Limited ("ENS"). ENS is a limited liability company established in the People's Republic of China (the "PRC") and is wholly owned by CEN.

        All the Group's revenues are derived from a governmental organization in Fujian Province of the PRC for each of the three months ended March 31, 2004 and 2003 respectively.

        The Group has accumulated deficit as at March 31, 2004. However, the Group has been operating a profitable project with contract sum of approximately USD19,644,000 and has recently returned to profitable operations. In addition, the Group has obtained two additional contracts with contract sums amounting to approximately USD14,551,000 and USD18,249,000 respectively. These two projects have not yet commenced. The management believes that the existing project and these two additional contracts will generate sufficient revenue and cash flows to enable the Group to continue as a going concern.

4.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

        Use of estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates require to be made by management include the recoverability of long lived assets and recognition of revenue under long term contracts. Actual results could differ from those estimates.

        Deferred expenditure

        Deferred expenditure represents the aggregate fair value of the Company's common stocks issued in return for the consultancy works provided by certain consultants to the Company. The fair value is determined by reference to the average price of the Company's common stocks as quoted on the Over the Counter Bulletin Board ("OTCBB") at the date of issuance. The deferred expenditure is amortized on a straight-line basis over the terms of the consulting agreements of five years.

         Revenue recognition

        Revenue from fixed price long-term contracts is recognized on the percentage of completion method for individual contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the year in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the year in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, we use the completed contract method of accounting whereby revenue is recognized when the work is completed.

         Cost of Revenue

        Cost of revenue comprises labor and other cost of personnel directly engaged in providing the services, subcontracting and attributable overhead costs. Cost of revenue does not include any allocation of depreciation or amortization expense.

        Recently Issued Accounting Pronouncements

         (i)        The Statement of Financial Accounting Standards No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") was issued in May 2003. This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments:-

1)        mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets;

2)        instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which include put options and forward purchase contracts; and

3)        obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

        In general, SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement had no impact on the Company's results of operations or financial position.

(ii)        Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE")" ("FIN 46"), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.

        In December 2003, the Financial Accounting Standards Board ("FASB") completed deliberations on proposed modifications to FIN 46 and re-issued FIN 46 ("Revised Interpretation") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003 but prior to January 1, 2004 may be accounted for either based on the original interpretation or the Revised Interpretation. The adoption of these interpretations had no impact on the Company's results of operation or financial position.

(iii)        SFAS 132 (revised 2003), "Employer's Disclosure about Pensions and Other Post-Retirement Benefits" was issued in December 2003. SFAS 132 (revised) revised employer's disclosure about pension plans and other post-retirement benefit plans. SFAS 132 (revised) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The annual disclosure requirements are effective for fiscal years ended after December 15, 2003. SFAS 132 (revised) also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed. The interim disclosure requirements of SFAS 132 (revised) are effective for interim periods beginning after December 15, 2003. The adoption of this statement had no impact on the Company's results of operation or financial position.

        The details of the Group's pension plans are disclosed in note 9 to the consolidated financial statements.

5.        NET INCOME PER SHARE

(i)        The basic net income per share is calculated using the net income and the weighted average number of shares outstanding during the reporting period.

Three months ended
	March 31, 2004	March 31, 2003

Net income	USD 221,655	USD 132,749

Weighted average number of shares outstanding	22,601,820	21,335,000#

Basic net income per share	USD 0.010	USD 0.006

# The number represents the number of shares issued by CXTI for the Exchange.

(ii)         The diluted net income per share is not presented as there is no dilutive effect for both periods.

6.	COMMON STOCK
		No. of shares	Amount
			USD
	Authorized :-
	Common stock at USD0.001 par value	200,000,000	200,000

	Issued and outstanding :-
	Common stock at USD0.001 par value
	At January 1, 2004
	CEN share capital	-	3,856,041
	CXTI share capital	728,474	-
	Shares issued for acquisition of CEN (Note 2(ii))	21,335,000	21,335
	Shares issued in return for provision of
	consultancy works (Note 6(i))	1,800,000	1,800

	At March 31, 2004	23,863,474	3,879,176

6.        COMMON STOCK (CONT'D)

Note :-

(i)        On February 18, 2004, the Company entered into consulting agreements (the "Agreements") with several consultants for the provision of corporate finance and reporting, information technology process improvement and technology support services to the Company. The terms of these Agreements commence on February 18, 2004 and end on February 17, 2009. In consideration of the consulting services provided, the Company agreed to issue in aggregate 1,800,000 of the Company's common stocks to the consultants.

7.        PAID-IN CAPITAL

        The paid-in capital represents the excess of the aggregate fair value of the Company's common stock issued under the Agreements (Note 6(i)) over the par value of the stocks issued. The fair value is determined by reference to the average price of the Company's common stocks quoted on the OCTBB at the date of issuance.

8.        STOCK INCENTIVE PLAN

(i)         At the annual meeting of the shareholders held on January 21, 2003, the Company's 2002 Stock Incentive Plan (the "Plan") was approved. Under the Plan, the Compensation Committee of the Board of Directors, in its discretion, may grant common stock or options to purchase common stock of the Company to key employees, consultants, and non-employee directors of the Company.

        The purpose of the Plan is to improve the Company's ability to attract, retain and compensate highly competent key employees, non-employee directors and consultants and to motivate selected key employees, non-employee directors and consultants of the Company to achieve long-term corporate objectives, by awarding certain options to purchase the Company's common stock, and to receive grants of common stock subject to certain restrictions.

        The Compensation Committee of the Board of Directors shall have the authority to determine all matters relating to the options to be granted under the Plan including selection of the individuals to be granted awards or stock options, the number of shares, the date, the termination of the stock options or awards, the stock option term, vesting schedules and all other terms and conditions thereof.

(ii)        As mentioned in note 2(ii) of the consolidated financial statements, CXTI issued a total of 1,400,000 additional shares to various persons as compensation for their services provided, including a former director of CXTI. The 200,000 shares issued to the director were granted, exercised and issued under the Plan.

(iii)        Other than the transaction as detailed in note 8(ii) to the consolidated financial statements, no options or awards have been made, exercised or lapsed during the three months ended March 31, 2003.

        No options or awards were outstanding as at December 31, 2003.

9.        PENSION PLANS

        The Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance ("MPF Scheme") for all its eligible employees in Hong Kong.

        The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment of the subsidiary operating in Hong Kong. Contributions are made by the subsidiary at 5% based on the participants' relevant income. The maximum relevant income for purposes of determining the contributions of a participant is 5% of the monthly income with a ceiling of HK$20,000. The participants are entitled to 100% of the subsidiary's contributions together with accrued returns irrespective of their length of service with the subsidiary, but the benefits are required by law to be preserved until the retirement age of 65.

        As stipulated by the PRC government regulations, the subsidiary operating in the PRC is required to contribute to PRC insurance companies organized by the PRC government which are responsible for the payments of pension benefits to retired staff. The monthly contribution of the subsidiary was equal to 9% of the salaries of the existing staff. The subsidiary has no obligation for the payment of pension benefits beyond the annual contributions described above.

        The assets of the schemes are controlled by trustees and held separately from those of both subsidiaries. Total pension cost was USD6,807 and USD5,610 during the three months ended March 31, 2004 and 2003 respectively.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains certain statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10QSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10QSB should be construed as a guarantee or assurance of future performance or future results.

OVERVIEW

        The Company, through China Expert Network Company Limited ("CEN"), and through Expert Network (Shenzhen) Company Limited ("ENS"), the wholly-owned subsidiary of CEN, provides large-scale network infrastructure construction and e-government services for community and municipal governments in China and Hong Kong. The Company also provides consultancy services on technological solutions, expert consultations, technology achievement appraisals and other similar services, mainly in China (the "PRC").

Large Scale Network Infrastructure Construction and E-Government

        The government of the PRC has launched a campaign to promote "e-government" in an attempt to apply information technology to the daily management and operations of different governmental functions. The Company provides virtual host computer service and operation maintenance for enterprises and also provides numerous services for network business, such as government website planning and development, workflow management, computer host services, public LAN construction, software development and enterprise information platform construction.

        In addition, the Company has commenced the e-government network construction projects for the city of Jinjiang in the Fujian province of the PRC. In this project, the first stage of the e-government construction work has commenced, including planning, designing, and platform construction. The e-government network construction projects for the cities of Nanan and Dehua will begin in a few months.

        Jinjiang is located in Fujian province which is near the coastal area in the southeastern part of the PRC, directly facing Taiwan. The local population of the city is approximately 1.02 million. The economic strength of the city of Jinjiang is ranked 5th among all the cities of the same size within the PRC region. The Jinjiang project is to be implemented in three phases as follows:

1.         The setting up of e-government infrastructure establishment and testing points;

2.        Improvement of the existing system to ensure a better management service system; and

3.         Creation of a unified e-platform for the whole city in various levels in order to allow all citizens to become accustomed to the e-government life.

        It is estimated that the first phase of the project will be completed by December, 2004.

        Nanan is adjacent to Jinjiang. The largest industry in Nanan is the manufacture of building materials. It is estimated that the first phase of the Nanan project will be completed in 2005.

        Dehua is northern to Nanan. It is known as the "Porcelain Center" of China, and it is estimated that the first phase of the Dehua project will be completed in 2006.

Consulting Services

        In addition to e-government network infrastructure construction,the Company also offers various consulting services and business appraisal services for information technology companies in the PRC. Through the Expert Database, the Company has an extensive network of consultants both within and outside the PRC which it is able to utilize to provide technological consulting services to companies, governments and other entities. These consulting services are focused upon technological guidance and solutions, management and operation consultancy, marketing strategy and specialized research. In connection with its consulting services, the Company also maintains a database in which it collects information on scientific and technological achievements of various consultants, institutes, colleges and universities.

        The PRC requires all technology companies located in the PRC to obtain technology assessments and appraisal reports either from a government authority or from an authorized private organization before applying for awards, grants or tax concessions. Expert Network is currently the only authorized private organization which is authorized to provide technological achievement appraisal services for information technology companies in the PRC.

RESULTS OF OPERATIONS

        For the 3 months ended March 31, 2004, the Company had gross revenues of $1,419,977, as compared to gross revenues of $910,953 for the 3 months ended March 31, 2003. Net income for the 3 months ended March 31, 2004, was $221,655, as compared to net income of $132,749 for the 3 months ended March 31, 2003. The increase in gross revenue and net income for the first quarter of 2004 as compared to the first quarter of 2003 is primarily attributable to the Company's work on its e-government contract with the city of Jinjiang which it signed in the second quarter of 2003.

        During the first quarter of 2004, the Company continued work on the first phase of its contract with the city of Jinjiang, and continued preparation for work on the first phase of its contract with the city of Nanan. Substantially all of the Company's revenue for the first quarter of 2004 was the result of on-going work done by the Company on the Jinjiang e-government project. The Company expects its quarterly revenues and net income to continue to increase on a quarter by quarter basis throughout the remainder of the 2004 fiscal year as its work level under the Jinjiang e-government contract continues to increase, and as work continues on the e-government construction contracts for Nanan and Dehua.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash on hand decreased from $47,223 as of December 31, 2003, to $19,452 as of March 31, 2004. This decrease in cash on hand was primarily the result of the payment of costs incurred in the e-government construction. Although the Company's total cash on hand decreased during the quarter, management plans to rely on net cash from operations to fund its operations throughout the remainder of 2004, and believes that the Company has adequate cash resources on hand for that purpose.

        The Company used $122,558 in net cash from operations during the first quarter of 2004. Based upon the continuing work expected to be done during the remainder of 2004 on the Jinjiang e-government contract described above, as well as the fact that the Company expects to begin generating revenue during 2004 from its existing e-government contract with the city of Nanan and its new e-government construction contract in Dehua, which was signed subsequent to the end of the first quarter, management believes that the Company will continue to generate substantial net cash from operations throughout the remainder of the fiscal year.

        In addition to generating significant net cash from operations, the Company's gross assets also increased substantially during the quarter. The Company's total assets increased by approximately 150% during the quarter, from $2,472,571, as of December 31, 2003, to $6,183,106, as of March 31, 2004. During the same period current liabilities decreased from $1,216,774, as of December 31, 2003, to $1,084,319, as of March 31, 2004.

        The increase in gross assets was primarily the result of continuing work done by the Company on its e-government contracts. As of March 31, 2004, the Company recorded an asset of $987,441 for costs and estimated earnings in excess of billings on uncompleted contracts. This asset will be reflected in gross revenues in future quarters when the Company completes additional billings and receives additional payments under its existing e-government contracts.

        As of March 31, 2004, the Company also recorded an asset of $3,510,000 for net deferred expenditures. Deferred expenditure represents the aggregate fair value of the Company's common stocks issue in return for the consultancy service provided by certain consultants to the Company. The fair value is determined by reference to the average price of the Company's common stocks as quoted on the Over-the-Counter-Bulletin Board ("OTCBB") at the date of issuance. The deferred expenditure will be amortized on a straight-line basis over the 5-year terms of the consulting agreements.

OUTLOOK

        During the remainder of 2004, the Company plans to focus its efforts on work under its e-government contracts. Management believes that the Company's gross revenues and net income will continue to increase on a quarter by quarter basis throughout the remainder of 2004 as its work level increases under its two existing contracts. In addition, management believes that the Company will begin to generate revenue and net income during 2004 from a new e-government contract signed in April, 2004, with the city of Dehua in the Fujian province.

ITEM 3.        CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT'S BEST JUDGMENT BASED UPON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

        None.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.        OTHER INFORMATION

None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)        The following exhibits are filed herewith:

31.1         Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        Two reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004, as follows:

(1)         Report on Form 8-K dated March 10, 2004, to report the issuance of a press release. The report filed with the U.S. Securities and Exchange Commission on March 11, 2004..

(2)        Report on Form 8-K/A dated February 9, 2004, to report a change in control of the registrant. The report was filed with the U.S. Securities and Exchange Commission on April 8, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EXPERT TECHNOLOGY, INC.

By: /s/ Zhu Xiaoxin
Zhu Xiaoxin, President and Director

By /s / Kung Sze Chau
Chief Executive Officer and Director

By /s /Jeff Cheung Ming
Chief Financial Officer

Date: May 21, 2004