Form 10QSB/A
period 2004-03-31
CHINA EXPERT TECHNOLOGY INC
filed 2004-05-24
CIK 1039726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A

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

EXPLANATORY NOTE: This amendment to the Company's quarterly report for the period ended March 31, 2004 is being submitted to correct a typographical error in the Company's consolidated financial statements.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2004

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
	USD	USD
ASSETS

Current assets
Cash and cash equivalents	19,452	47,223
Costs and estimated earnings in excess of
billings on uncompleted contracts	987,441	-
Amount due from a director	-	94,787
Prepayments, deposits and other receivables	702,570	1,287,889

Total current assets	1,709,463	1,429,899

Property and equipment, net	37,847	52,120
Intangible assets, net	578,406	674,807
Deferred expenditure, net	3,510,000	-
Deferred tax assets	347,390	315,745

Total assets	6,183,106	2,472,571

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	-	9,686
Deposits received	86,482	93,141
Accruals	328,794	364,951
PRC business tax	270,426	274,542
Billings in excess of costs and estimated
earnings on uncompleted contracts	-	164,820
Advances from shareholders	730	-
Income tax payable	397,887	309,634

Total current liabilities	1,084,319	1,216,774

Stockholders' equity
Common stock (Note 6)	3,879,176	3,856,041
Paid-in capital (Note 7)	3,598,200	-
Accumulated deficit	(2,378,589)	(2,600,244)

Total liabilities and stockholders' equity	6,183,106	2,472,571

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