Form 10QSB
period 2004-06-30
CHINA EXPERT TECHNOLOGY INC
filed 2004-08-16
CIK 1039726

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10 QSB
(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended        June 30, 2004

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

Commission file number: 000-30644

China Expert Technology, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0348086

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 2703-04, Great Eagle Centre 23 Harbour Road Wanchai, Hong Kong

(Address of Principal Executive Offices)

852-2802-1555

(Issuer’s Telephone Number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ? No ?

As of August 16, 2004, there were 23,863,474 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ? No R

i

CHINA EXPERT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

PART I.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

ASSETS	June 30, 2004(Unaudited) USD	December 31, 2003 (Audited) USD
Current assets
Cash and cash equivalents	1,317,510	47,223
Costs and estimated earnings in excess of
billings on uncompleted contracts	1,006,376	-
Amount due from an officer	-	94,787
Prepayments, deposits and other receivables	2,354,756	1,287,889

Total current assets	4,678,642	1,429,899

Property and equipment, net	25,885	52,120
Intangible assets, net (Note 7)	482,005	674,807
Deferred expenditure, net	3,330,000	-
Deferred tax assets	165,745	315,745

Total assets	8,682,277	2,472,571

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	8,563	9,686
Deposits received	-	93,141
Accruals	274,173	364,951
PRC business tax	648,779	274,542
Billings in excess of costs and estimated
earnings on uncompleted contracts	-	164,820
Advances from shareholders	730	-
Income tax payable	831,778	309,634

Total current liabilities	1,764,023	1,216,774

Stockholders’ equity
Common stock (Note 8)	3,879,176	3,856,041
Paid-in capital (Note 9)	3,598,200	-
Accumulated deficit	(559,122)	(2,600,244)

Total stockholders’ equity	6,918,254	1,255,797

Total liabilities and stockholders’ equity	8,682,277	2,472,571

See the accompanying notes to the unaudited consolidated financial statements

CHINA EXPERT TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2004 (Unaudited) USD	2003 (Unaudited) USD	2004 (Unaudited) USD	2003 (Unaudited) USD

Revenue	7,146,980	969,291	8,566,957	1,880,244

Cost of revenue	(4,238,482)	(441,491)	(5,038,352)	(882,982)

Gross profit	2,908,498	527,800	3,528,605	997,262

Other income	9,819	303	37,524	28,196

General and administrative expenses	(372,648)	(248,090)	(609,458)	(447,165)

Intangible assets amortization	(96,401)	(96,401)	(192,802)	(192,802)

Depreciation and amortization	(14,266)	(65,795)	(28,539)	(90,761)

Par value of CXTI common stock and its et liabilities written off (Note 2(ii))	-	-	(22,065)	-

Income before income tax	2,435,002	117,817	2,713,265	294,730

Income tax expenses (Note 6)	(615,535)	(43,663)	(672,143)	(87,827)

Net income	1,819,467	74,154	2,041,122	206,903

Net income per share (Note 5(i))	0.076	0.003	0.088	0.010

Weighted average number of shares	23,863,474	21,335,000	23,232,647	21,335,000

See the accompanying notes to the unaudited consolidated financial statements

CHINA EXPERT TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30,

	2004 (Unaudited) USD	2003 (Unaudited) USD
Cash flows from operating activities :

Net income	2,041,122	206,903

Adjustments to reconcile net income to net cash provided by operating activities :
Intangible assets amortization	192,802	192,802
Deferred expenditure amortization	270,000	-
Depreciation and amortization	28,539	90,761
Decrease in deferred tax assets	150,000	87,827
Par value of CXTI common stock and its net liabilities written off	22,065	-

Changes in operating assets and liabilities :

Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(1,006,376)	(251,455)
(Increase)/decrease in prepayments, deposits and other receivables	(1,066,867)	5,497
(Decrease)/increase in accounts payable	(1,123)	1,077
Decrease in deposits received	(93,141)	-
(Decrease)/increase in accruals	(90,778)	418,742
Increase in PRC business tax	374,237	98,230
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(164,820)	-
Increase in income tax payable	522,144	-

Net cash provided by operating activities	1,177,804	850,384

Cash flows from investing activities :

Purchase of property and equipment	(2,304)	-

Net cash used in investing activities	(2,304)	-

Cash flows from financing activities :

Repayment from/(advance to) directors and officers	94,787	(1,100,415)

Net cash provided by/(used in) financing activities	94,787	(1,100,415)

Net increase/(decrease) in cash and cash equivalents	1,270,287	(250,031)

Cash and cash equivalents, beginning of period	47,223	299,332

Cash and cash equivalents, end of period	1,317,510	49,301

See the accompanying notes to the unaudited consolidated financial statements

CHINA EXPERT TECHNOLOGY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  CHANGE OF COMPANY NAME

On April 12, 2004, the name of the Company was changed from Leopard Capital, Inc. to China Expert Technology, Inc. (“CXTI”), with all the required filings submitted to the United States Securities and Exchange Commission.
2.  BASIS OF PRESENTATION

(i)       The accompanying consolidated financial statements of CXTI and its subsidiaries (the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

    In the opinion of the management of CXTI, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three months and six months ended June 30, 2004 have been made. Results for the quarter and interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

(ii)      On February 9, 2004, CXTI completed a share exchange with the stakeholders of China Expert Network Company Limited (“CEN”), a Hong Kong incorporated  company (the
    “Exchange”). As the Exchange resulted in the former stakeholders of CEN owing greater than 50% of the common stock of CXTI, the Exchange has been treated as a reverse takeover with CEN as the accounting acquirer and CXTI as the accounting acquiree. Accordingly, the purchase method under reverse takeover accounting has been applied except that no goodwill is recorded on the consolidated balance sheet.

           The consolidated financial statements are issued under the name of the legal parent, CXTI, but are a continuation of the financial statements of CEN. The comparative figures are those of CEN.
3.  DESCRIPTION OF BUSINESS

CXTI continues to be engaged in the provision of system integration services, consultancy services and agency services. All the Group’s revenues for the quarter and interim periods presented in the consolidated financial statements are derived from a governmental organization in Fujian Province of the Peoples’ Republic of China (the “PRC”) with contract sum of US$19,644,000.

CHINA EXPERT TECHNOLOGY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.  DESCRIPTION OF BUSINESS (CONT’D)

The Group has accumulated deficit as at June 30, 2004. However, the Group attains net income for the first-half of year 2004 by operating the aforesaid project in Fujian Province. In addition, the Group has obtained two contracts in the PRC with contract sums amounting to approximately US$18,249,000 and US$14,551,000 respectively. The former contract is currently at the development stage and the latter contract has not yet commenced. The management believes that the existing project and these two contracts will generate sufficient revenue and cash flows to enable the Group to continue as a going concern.
4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include the recoverability of long lived assets and recognition of revenue under long term contracts. Actual results could differ from those estimates.

Deferred expenditure

Deferred expenditure represents the aggregate fair value of the Company’s common stocks issued in return for the consultancy works provided by certain consultants to the Company. The fair value is determined by reference to the average price of the Company’s common stocks as quoted on the Over the Counter Bulletin Board (“OTCBB”) at the date of issuance. The deferred expenditure is amortized on a straight-line basis over the terms of the consulting agreements of five years.

Revenue recognition

Revenue from fixed price long-term contracts is recognized on the percentage of completion method for individual contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the year in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the year in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, the completed contract method of accounting, whereby revenue is recognized when the work is completed, is used.

CHINA EXPERT TECHNOLOGY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

Cost of Revenue

Cost of revenue comprises labor and other cost of personnel directly engaged in providing the services, subcontracting and attributable overhead costs. Cost of revenue does not include any allocation of depreciation or amortization expense.

5.  NET INCOME PER SHARE

(i)   The basic net income per share is calculated using the net income and the weighted average number of shares outstanding during the quarter and interim periods.

	Three months ended June 30,			Six months ended June 30,
	2004	2003		2004	2003

Net income (USD)	1,819,467	74,154		2,041,122	206,903

Weighted average number
of shares outstanding	23,863,474	21,335,000	*	23,232,647	21,335,000	*

Basic net income per share (USD)	0.076	0.003		0.088	0.010

* The number represents the number of shares issued by CXTI for the Exchange.

(ii)   The diluted net income per share is not presented as there is no dilutive effect for all periods.

6.           INCOME TAX EXPENSES

Income tax expenses represent the sum of current and deferred taxes.

Current tax is calculated at 15% on the estimated assessable profits of a subsidiary operating in the PRC for the interim and quarter periods presented.

A valuation allowance of US$150,000 has been provided on deferred tax assets at June 30, 2004 primarily due to the uncertainty in generating future income by CEN.  The Group determined that the valuation allowance was required based upon the recent losses of CEN.

7.           INTANGIBLE ASSETS

The intangible assets are information databases and represent costs for acquiring the expert information data assembled by and lists and details of projects developed by parties independent to the Group.

The information database is stated at cost less accumulated amortization at the balance sheet date.

CHINA EXPERT TECHNOLOGY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8.  COMMON STOCK

	No. of shares	Amount USD
Authorized :-
Common stock at USD0.001 par value	200,000,000	200,000

Issued and outstanding :-
Common stock at USD0.001 par value
At January 1, 2004 CEN share capital	-	3,856,041
CXTI share capital	728,474	-
Shares issued for acquisition of CEN (Note 2(ii))	21,335,000	21,335
Shares issued in return for provision of consultancy works (Note 8(i))	1,800,000	1,800

At June 30, 2004	23,863,474	3,879,176

       Note :-

(i)   On February 18, 2004, the Company entered into consulting agreements (the “Agreements”) with several consultants for the provision of corporate finance and reporting, information technology process improvement and technology support services to the Company. The terms of these Agreements commenced on February 18, 2004 and will expire on February 17, 2009. In consideration of the consulting services provided that the Company agreed to issue in aggregate 1,800,000 of the Company’s common stock to the consultants.

9.  PAID-IN CAPITAL

The paid-in capital represents the excess of the aggregate fair value of the Company’s common stock issued under the Agreements (Note 8(i)) over the par value of the stocks issued. The fair value is determined by reference to the average price of the Company’s common stock quoted on the OTCBB at the date of issuance.

10.  STOCK INCENTIVE PLAN

(i)   At the annual meeting of the stockholders held on January 21, 2003, the Company’s 2002 Stock Incentive Plan (the “Plan”) was approved. Under the Plan, the Compensation Committee of the Board of Directors, in its discretion, may grant common stock or options to purchase common stock of the Company to key employees, consultants, and non-employee directors of the Company.

CHINA EXPERT TECHNOLOGY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.  STOCK INCENTIVE PLAN (CONT’D)

The purpose of the Plan is to improve the Company’s ability to attract, retain and compensate highly competent key employees, non-employee directors and consultants and to motivate selected key employees, non-employee directors and consultants of the Company to achieve long-term corporate objectives, by awarding certain options to purchase the Company’s common stock, and to receive grants of common stock subject to certain restrictions.

The Compensation Committee of the Board of Directors shall have the authority to determine all matters relating to the options to be granted under the Plan including selection of the individuals to be granted awards or stock options, the number of stocks, the date, the termination of the stock options or awards, the stock option term, vesting schedules and all other terms and conditions thereof.

(ii)   No options or awards have been made, exercised or lapsed during the three months ended June 30, 2004.

11.  PENSION PLANS

The Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment of the subsidiary operating in Hong Kong. Contributions are made by the subsidiary at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the subsidiary’s contributions together with accrued returns irrespective of their length of service with the subsidiary, but the benefits are required by law to be preserved until the retirement age of 65.

As stipulated by the PRC government regulations, the subsidiary operating in the PRC is required to contribute to the PRC insurance companies organized by the PRC government which are responsible for the payments of pension benefits to retired staff. The monthly contribution of the subsidiary was equal to 9% of the salaries of the relevant staff. The subsidiary has no obligation for the payment of pension benefits beyond the annual contributions described above.

The assets of the schemes are controlled by trustees and held separately from those of both subsidiaries. Total pension cost was US$5,949 and US$1,896 during the three months ended June 30, 2004 and 2003, respectively.

Item 2. management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our plan of operation should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere herein. This Quarterly Report on Form 10-QSB should also be read in conjunction with the Company’s Annual Report on Form 10-KSB.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues	45.5	59.3	47.0	58.8

Gross Profit	54.5	40.7	53.0	41.2
Other Income	0.03	0.1	1.5	0.4
Selling, general and administrative expenses	(25.6)	(5.2)	(23.8)	(7.1)

Income before income tax	12.2	34.1	15.7	31.2

Income tax expenses	(4.5)	(8.6)	(4.7)	(7.8)

Net Income	7.7%	25.5%	11.0%	23.8%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

REVENUES. Revenues were $7,146,980 in the three months ended June 30, 2004 compared to $969,291 in the three months ended June 30, 2003. The increase in revenues in the three-month period is attributable to increased contract revenue from the Company’s e-government projects. All of the Company’s total revenue is derived from the JinJiang e-government project.

COST OF REVENUES. Cost of revenues were $4,238,482 in the three months ended June 30, 2004 compared to $441,491 in the three months ended June 30, 2003 as a result of increased costs associated with higher revenues. As a percentage of revenues, cost of revenues were 59.3% in the three months ended June 30, 2004 compared to 45.5% in the three months ended June 30, 2003. Gross profit was $2,908,498 in the three months ended June 30, 2004 compared to $527,800 in the three months ended June 30, 2003. As a percentage of revenues, gross profit decreased to 40.7% in the three months ended June 30, 2004 from 54.5% in the three months ended June 30, 2003.

OTHER INCOME. Other income was $9,819 in the three months ended June 30, 2004 compared to $303 in the three months ended June 30, 2003. The increase was primarily attributable to the Company’s ancillary services in connection with e-government network construction in the PRC. As a percentage of revenues, other income increased to 0.1% in the three months ended June 30, 2004 from 0.03% in the three months ended June 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $372,648 in the three months ended June 30, 2004 compared to $248,090 in the three months ended June 30, 2003. This increase was primarily attributable to the amortization of deferred expenditure of $180,000. As a percentage of revenues, general and administrative expenses decreased to 5.2% in the three months ended June 30, 2004 from 25.6% in the three months ended June 30, 2003.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES

Income before income tax was $2,435,002 in the three months ended June 30, 2004 compared to $117,817 in the three months ended June 30, 2003. This increase was attributable to the increase in the level of work under the JinJiang contract.

Income tax expenses were $615,535 in the three months ended June 30, 2004 compared to $43,663 in the three months ended June 30, 2003. This increase is attributable to an increase in the PRC enterprise income tax as a result of a substantial increase in the revenue.

NET INCOME. Net income was $1,819,467 in the three months ended June 30, 2004 compared to $74,154 in the three-months ended June 30, 2003. This increase is attributable to the reasons set forth above.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

REVENUES. Revenues were $8,566,957 in the six months ended June 30, 2004 compared to $1,880,244 in the six months ended June 30, 2003. The increase in revenues in the six-month period is attributable to the substantial completion of the first phase of the JinJiang e-government contract.

COST OF REVENUES. Cost of revenues were $5,038,352 in the six months ended June 30, 2004 compared to $882,982 in the six months ended June 30, 2003 as a result of increased costs associated with higher revenues. As a percentage of revenues, cost of revenues were 58.8% in the six months ended June 30, 2004 as compared to 47.0% in the six months ended June 30, 2003. Gross profit was $3,528,605 in the six months ended June 30, 2004 compared to $997,262 in the six months ended June 30, 2003. As a percentage of revenues, gross profit decreased to 41.2% in the six months ended June 30, 2004 from 53.0% in the six months ended June 30, 2003.

OTHER INCOME. Other income was $37,524 in the three months ended June 30, 2004 compared to $28,196 in the three months ended June 30, 2003. The increase was primarily attributable to ancillary services in connection with e-government network construction in the PRC. As a percentage of revenues, other income decreased to 0.4% in the three months ended June 30, 2004 from 1.5% in the three months ended June 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $609,458 in the six months ended June 30, 2004 compared to $447,165 in the six months ended June 30, 2003. This increase was primarily attributable to the amortization of deferred expenditure of $270,000. As a percentage of revenues, general and administrative expenses decreased to 7.1% in the six months ended June 30, 2004 from 23.8% in the six months ended June 30, 2003.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.
Income before income tax was $2,713,265 in the six months ended June 30, 2004 compared to $294,730 in the six months ended June 30, 2003. This increase was attributable to the increase in the level of work under the JinJiang contract.

Income tax expenses were $672,143 in the six months ended June 30, 2004 compared to $87,827 in the six months ended June 30, 2003. This increase is attributable to an increase in the PRC enterprise income tax as a result of a substantial increase in the Company’s second quarter revenue recognition.

NET INCOME. Net income was $2,041,122 in the six months ended June 30, 2004 compared to $206,903 in the six-months ended June 30, 2003. This was due primarily to the reasons described above.

Liquidity and Capital Resources

As of June 30, 2004, the Company had $1,317,510 of cash and cash equivalents and $2,914,619 of working capital as compared to $47,223 and $213,125, respectively, at December 31, 2003.

The Company believes it has sufficient cash and cash equivalents for the next twelve months of operations.

The Company believes its operations have not been and, in the foreseeable future, will not be materially adversely affected by inflation or changing prices.

Recently Issued Financial Standards

The Company believes that recently issued financial standards will not have a significant impact on our results of operations, financial position or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Associated with this, we believe the following are our most critical accounting policies in that they are the most important to the portrayal of our financial condition and results and require our management’s most difficult, subjective or complex judgments. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in the notes to the financial statements included in this Form 10-QSB. The financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies are:

Revenue recognition

We recognize revenue from fixed price long-term contracts on a percentage of completion method for individual contracts. Revenues are recognized in a ratio of what costs incurred bear to the total estimated contract costs. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the year in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the year in which such losses are determinable. In circumstances where the work performed on fixed price agreements is of relatively short duration, the completed contract method of accounting is used in which revenue is recognized when the work is completed.

Intangible Assets

We account for our intangible assets in accordance with SFAS No.142, “Goodwill and Other Intangible Assets.” Intangible assets with an indefinite life are not amortized. Intangible assets with a definite life are amortized on a straight-line basis over their estimated useful lives. Indefinite lived assets will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when the carrying amount of the intangible asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Allowance for Doubtful Accounts

We regularly monitor and assess our risk of not collecting amounts owed to us by our customers. This evaluation is based upon a variety of factors including: an analysis of amounts current and past due along with relevant history and facts particular to the customer. Based upon the results of this analysis, we record an allowance for uncollectible accounts for this risk. This analysis requires us to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

Impairment on Tangible and Intangible Assets

We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles would be based on the fair value of the asset.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation” and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In January 2003, (as revised in December 2003) the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised (46R), also requires expanded disclosures by the primary beneficiary (as defined therein) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46R, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or Interpretation 46R to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. Interpretation No. 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after September 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under SFAS No. 150 are obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

We do not expect the impact from the aforementioned statements and pronouncements to have a material impact on our consolidated financial position or results of operations.

FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, under the section “Plan of Operation,” and elsewhere relate to future events and expectations and as such constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other factors that could cause actual results to differ materially from those in the forward looking statements, including, but not limited to: uncertainty as to our future profitability and our ability to develop and implement operational and financial systems to manage rapidly growing operations, competition in our existing and potential future lines of business, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. We assume no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.

Item 3. Controls and Procedures

a.   Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective and timely alerting them to material information required to be included in our periodic SEC reports.

b.  Changes in Internal Controls:

There were no significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II.
OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 2. Changes in Securities and Use of Proceeds

       On February 9, 2004, the Company issued a total of 21,135,000 shares of common stock which were not registered under the Securities Act of 1933 in conjunction with the closing of a share exchange between the Company and the individual stockholders of China Expert Network Company Limited, a Hong Kong corporation (“CEN”). A total of 19,935,000 of such shares was issued in exchange for 100 percent of the issued and outstanding shares of common stock of CEN. The remaining 1,200,000 shares of common stock were issued as compensation in exchange for consulting services provided by consultants and advisors to the Company. All such shares were issued pursuant to exemptions from registration provided by Section 4(2) under the Securities Act of 1933, and by Rule 506 of Regulation D promulgated thereunder. The issuance of such shares resulted in a change of control of the Company and was reported in a current report on Form 8-K dated February 9, 2004.

Item 3.  Defaults Upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Security Holders

        None

Item 5.  Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits

The following exhibits are filed as part of the Quarterly Report on Form 10-QSB:

Exhibit No.	Description

31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the President and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

There was one 8-K filed during the quarter ended June 30, 2004.

(1) Current Report filed on Form 8-K/A dated April 8, 2004 reporting the completion of a share exchange between the Company and its stockholders

                            .

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 16, 2004	CHINA EXPERT TECHNOLOGY, INC.

By: /s/ Zhu Xiaoxin
Name: Zhu Xiaoxin
Title: President and Director (Principal Executive Officer)

Dated: August 16, 2004	By: /s/ Kung Sze Chau
Name: Kung Sze Chau
Title: Chief Executive Officer and Director

Dated: August 16, 2004	By: /s/ Cheung Ming, Jeff
Name: Chung Ming, Jeff
Title: Chief Financial Officer (Principal Financial Officer)

