Form 10QSB
period 2004-09-30
CHINA EXPERT TECHNOLOGY INC
filed 2004-11-15
CIK 1039726

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10 QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended        September 30, 2004
                              ----------------------------------
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

Commission file number: 000-30644
                       ----------

                          China Expert Technology, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

         Nevada                                           98-0348086
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                        Room 2703-04, Great Eagle Centre
                                 23 Harbour Road
                               Wanchai, Hong Kong
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  852-2802-1555
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, including area code)

--------------------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |_|

      As of November 12, 2004, there were 23,863,474 shares of the issuer's common stock, par value US$0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes|_|  No |X|

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
PART I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.............................................................2

         Item 1.  Financial Statements (Unaudited)..............................................................2

         Notes to Condensed Financial Statements (Unaudited)....................................................5

         Item 2.  Management's Discussion and Analysis or Plan of Operation....................................11

         Item 3.  Controls and Procedures......................................................................15

PART II. OTHER INFORMATION.....................................................................................17

         Item 1.  Legal Proceedings............................................................................17

         Item 2.  Changes in Securities and Use of Proceeds....................................................17

         Item 3.  Defaults Upon Senior Securities..............................................................17

         Item 4.  Submission of Matters to a Vote of Security Holders..........................................17

         Item 5.  Other Information............................................................................17

         Item 6.  Exhibits and Reports on Form 8-K.............................................................17

                          CHINA EXPERT TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                    PART I.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 1.  Financial Statements (Unaudited)

                                                             September 30, 2004  December 31, 2003
                                                                (Unaudited)         (Audited)
                                                                       US$               US$
ASSETS

Current assets
    Cash and cash equivalents                                    2,140,713            47,223
    Amount due from an officer                                          --            94,787
    Prepayments, deposits and other receivables (note 8)         5,823,864         1,287,889
                                                                ----------        ----------

Total current assets                                             7,964,577         1,429,899

Property and equipment, net                                         14,246            52,120
Intangible assets, net (Note 7)                                    385,604           674,807
Prepaid expenses (Note 4)                                        3,150,000                --
Deferred tax assets                                                165,745           315,745
                                                                ----------        ----------

Total assets                                                    11,680,172         2,472,571
                                                                ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                    --             9,686
    Deposits received                                                   --            93,141
    Accruals                                                       263,081           364,951
    PRC business tax                                               966,168           274,542
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                             90,607           164,820
    Advances from shareholders                                         730                --
    Income tax payable                                           1,283,447           309,634
                                                                ----------        ----------

Total current liabilities                                        2,604,033         1,216,774
                                                                ----------        ----------

Stockholders' equity
    Common stock (Note 2 & 9)                                    3,879,176         3,856,041
    Paid-in capital (Note 10)                                    3,598,200                --
    Retained earnings/(accumulated deficit)                      1,598,763        (2,600,244)
                                                                ----------        ----------

Total stockholders' equity                                       9,076,139         1,255,797
                                                                ----------        ----------
Total liabilities and stockholders' equity                      11,680,172         2,472,571
                                                                ==========        ==========

  See the accompanying notes to the unaudited consolidated financial statements

                          CHINA EXPERT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                           Three months ended                    Nine months ended
                                             September 30,                         September 30,
                                                2004                2003                   2004            2003
                                            (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
                                                   US$                 US$                 US$                 US$
Revenue                                      7,409,365           2,280,918          15,976,322           4,161,162

Cost of revenue                             (4,359,545)         (1,146,649)         (9,397,897)         (2,029,631)
                                           -----------         -----------         -----------         -----------

Gross profit                                 3,049,820           1,134,269           6,578,425           2,131,531

Other income                                    10,454              21,373              47,978              49,569

General and administrative expenses           (340,202)           (196,960)           (949,660)           (644,125)

Intangible assets amortization                 (96,401)            (96,401)           (289,203)           (289,203)

Depreciation and amortization                  (14,117)            (45,381)            (42,656)           (136,142)

Other expenses (Note 2(ii))                         --                  --             (22,065)                 --
                                           -----------         -----------         -----------         -----------

Income before income tax                     2,609,554             816,900           5,322,819           1,111,630

Income tax expenses (Note 6)                  (451,669)           (163,531)         (1,123,812)           (251,358)
                                           -----------         -----------         -----------         -----------

Net income                                   2,157,885             653,369           4,199,007             860,272
                                           ===========         ===========         ===========         ===========

Net income per share (Note 5(i))                 0.090               0.031               0.179               0.040
                                           ===========         ===========         ===========         ===========

Weighted average number of shares           23,863,474          21,335,000          23,444,458          21,335,000
                                           ===========         ===========         ===========         ===========

  See the accompanying notes to the unaudited consolidated financial statements

                          CHINA EXPERT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      Nine months ended
                                                                                       September 30,
                                                                                2004                  2003
                                                                              (Unaudited)         (Unaudited)
                                                                                    US$                 US$
Cash flows from operating activities :

    Net income                                                                4,199,007            860,272

    Adjustments to reconcile net income to net cash
   provided by operating activities :
      Intangible assets amortization                                            289,203            289,203
      Amortization of prepaid expenses                                          450,000                 --
      Depreciation and amortization                                              42,656            136,142
      Decrease in deferred tax assets                                           150,000            132,491
     Other expenses                                                              22,065                 --

    Changes in operating assets and liabilities :
      Increase in prepayments, deposits and other receivables                (4,535,975         (1,140,325
      (Decrease)/increase in accounts payable                                    (9,686            107,093
      Decrease in deposits received                                             (93,141                 --
      (Decrease)/increase in accruals                                          (101,870            184,348
      Increase in PRC business tax                                              691,626                810
     (Decrease)/increase in billings in excess of costs and estimated
      earnings on uncompleted contracts                                         (74,213            413,652
      Increase in income tax payable                                            973,813                 --
                                                                             ----------         ----------

    Net cash provided by operating activities                                 2,003,485            983,686
                                                                             ----------         ----------
Cash flows from investing activities :

   Purchase of property and equipment                                            (4,782            (14,915
                                                                             ----------         ----------

Net cash used in investing activities                                            (4,782            (14,915
                                                                             ----------         ----------
Cash flows from financing activities :

   Repayment from/(advance to) officers                                          94,787         (1,619,800
   Advance from a shareholder                                                        --            449,871
                                                                             ----------         ----------

Net cash provided by/(used in) financing activities                              94,787         (1,169,929
                                                                             ----------         ----------

Net increase/(decrease) in cash and cash equivalents                          2,093,490           (201,158

Cash and cash equivalents, beginning of period                                   47,223            299,332
                                                                             ----------         ----------

Cash and cash equivalents, end of period                                      2,140,713             98,174
                                                                             ==========         ==========

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

2. BASIS OF PRESENTATION

      (i) The accompanying consolidated financial statements of CXTI and its subsidiaries (the "Group") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

            In the opinion of the management of CXTI, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three months and nine months ended September 30, 2004 have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

3. DESCRIPTION OF BUSINESS

         CXTI continues to be engaged in the provision of system integration services, consultancy services and agency services. All the Group's revenues for the interim periods presented in the consolidated financial statements are derived from a governmental organization in Fujian Province of the Peoples' Republic of China (the "PRC") with contract sums aggregated to US$24,911,000.

                          CHINA EXPERT TECHNOLOGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. DESCRIPTION OF BUSINESS (CONT'D)

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

         Prepaid expenses

         Prepaid expenses represent the aggregate fair value of the Company's common stock issued in return for the consultancy works provided by certain consultants to the Company. The fair value is determined by reference to the average price of the Company's common stock as quoted on the Over the Counter Bulletin Board ("OTCBB") at the date of issuance. The prepaid expenses are amortized on a straight-line basis over the terms of the consulting agreements of five years.

                          CHINA EXPERT TECHNOLOGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

5. NET INCOME PER SHARE

                  (i) The basic net income per share is calculated using the net income and the weighted average number of shares outstanding during the interim periods.

                                          Three months ended                 Nine months ended
                                            September 30,                     September 30,
                                    2004               2003              2004                 2003
Net income (US$)                 2,157,885            653,369          4,199,007            860,272
                               ===========         ===========        ===========        ===========

Weighted average number
  of shares outstanding         23,863,474        21,335,000#         23,444,458        21,335,000#
                               ===========         ===========        ===========        ===========

Basic net income per
  share (US$)                        0.090              0.031              0.179              0.040
                               ===========         ===========        ===========        ===========

                  # The number represents the number of shares issued by CXTI for the Exchange.

         (ii) The diluted net income per share is not presented as there is no dilutive effect for all periods.

                          CHINA EXPERT TECHNOLOGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. INCOME TAX EXPENSES

         Income tax expenses represent the sum of current and deferred taxes.

         Current tax is calculated at 15% on the estimated assessable profits of a subsidiary operating in the PRC for the interim and quarter periods presented.

         Valuation allowances of US$22,000 and USD$216,000 has been provided on deferred tax assets for the three months ended and nine months ended September 30, 2004 respectively primarily due to the uncertainty in generating future income by CEN. The Group determined that the valuation allowance was required based upon the recent losses of CEN.

7. INTANGIBLE ASSETS

         The intangible assets are information databases and represent costs for acquiring the expert information data assembled by and lists and details of projects developed by parties independent to the Group.

         The information database is stated at cost less accumulated amortization at the balance sheet date.

8. PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

      At September 30, 2004 and December 31, 2003, the balances comprised of the following :

                               September 30,    December 31,
                                       2004            2003
                                        USD             USD
                                 (Unaudted)       (Audited)

Prepaid contract costs           5,735,401        1,223,518
Rental and other deposits           88,463           64,371
                                 ---------        ---------

                                 5,823,864        1,287,889
                                 =========        =========

                          CHINA EXPERT TECHNOLOGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. COMMON STOCK

                                                             No. of shares         Amount
                                                                                        US$
 Authorized :-
    Common stock at US$0.001 par value                       200,000,000            200,000
                                                             ===========        ===========

Issued and outstanding :-
    Common stock at US$0.001 par value
    At January 1, 2004
       CEN share capital                                              --          3,856,041
     CXTI share capital                                          728,474                 --
    Shares issued for acquisition of CEN (Note 2(ii))         21,335,000             21,335
    Shares issued in return for provision of
       consultancy works (Note 8(i))                           1,800,000              1,800
                                                             -----------        -----------

    At September 30, 2004                                     23,863,474          3,879,176
                                                             ===========        ===========

         Note :-

         (i) On February 18, 2004, the Company entered into consulting agreements (the "Agreements") with several consultants for the provision of corporate finance and reporting, information technology process improvement and technology support services to the Company. The terms of these Agreements commenced on February 18, 2004 and will expire on February 17, 2009. In consideration of the consulting services provided, the Company agreed to issue in aggregate 1,800,000 of the Company's common stock to the consultants.

10. PAID-IN CAPITAL

         The paid-in capital represents the excess of the aggregate fair value of the Company's common stocks issued under the Agreements (Note 9(i)) over the par value of the stock issued. The fair value is determined by reference to the average price of the Company's common stock quoted on the OTCBB at the date of issuance.

                          CHINA EXPERT TECHNOLOGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK INCENTIVE PLAN

         (i) At the annual meeting of the stockholders held on January 21, 2003, the Company's 2002 Stock Incentive Plan (the "Plan") was approved. Under the Plan, the Compensation Committee of the Board of Directors, in its discretion, may grant common stock or options to purchase common stock of the Company to key employees, consultants, and non-employee directors of the Company.

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

         (ii) No options or awards have been made, exercised or lapsed during the three months and nine months ended September 30, 2004.

  12. PENSION PLANS

         The Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance ("MPF Scheme") for all its eligible employees in Hong Kong.

         The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of employment with of a subsidiary operating in Hong Kong. Contributions are made by the subsidiary at 5% of the participants' relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the subsidiary's contributions together with accrued returns irrespective of their length of service with the subsidiary, but the benefits are required by law to be preserved until the retirement age of 65.

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

         The assets of the schemes are controlled by trustees and held separately from those of both subsidiaries. Total pension cost was US$5,049 and US$2,664 during the three months ended September 30, 2004 and 2003 respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis of our plan of operation should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere herein. This Quarterly Report on Form 10-QSB should also be read in conjunction with the Company's Annual Report on Form 10-KSB.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                               Three months ended                Nine months ended
                                                  September 30,                    September 30,
                                              2003            2004              2003            2004
                                             -----            -----            -----            -----
Revenues                                     100.0%           100.0%           100.0%           100.0%
Cost of Revenues                              50.3             58.8             48.8             58.8
                                             -----            -----            -----            -----

Gross Profit                                  49.7             41.2             51.2             41.2

Other Income                                   0.9              0.1              1.2              0.3
General and administrative expenses           (8.6)            (4.6)           (15.5)            (5.9)
Other expenses                                  --             (0.1)              --               --
                                             -----            -----            -----            -----

Income before income tax                      35.8             35.2             26.7             33.3
                                             -----            -----            -----            -----
Income tax expenses                           (7.2)            (6.1)            (6.0)            (7.0)
                                             -----            -----            -----            -----
Net Income                                    28.6%            29.1%            20.7%            26.3%
                                             -----            -----            -----            -----

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

REVENUES. Revenues were US$7,409,365 in the three months ended September 30, 2004 compared to US$2,280,918 in the three months ended September 30, 2003. The increase in revenues in the three-month period is attributable to increased contract revenue of the Company's e-government projects. All the Company's total revenue is derived from the JinJiang e-government project.

COST OF REVENUES. Cost of revenues were US$4,359,545 in the three months ended September 30, 2004 compared to US$1,146,649 in the three months ended September 30, 2003 as a result of increased costs associated with higher revenues. As a percentage of revenues, cost of revenues were 58.8% in the three months ended September 30, 2004 compared to 50.3% in the three months ended September 30, 2003. Gross profit was US$3,049,820 in the three months ended September 30, 2004 compared to US$1,134,269 in the three months ended September 30, 2003. As a percentage of revenues, gross profit decreased to 41.1% in the three months ended September 30, 2004 from 49.7% in the three months ended September 30, 2003.

OTHER INCOME. Other income was US$10,454 in the three months ended September 30, 2004 compared to US$21,373 in the three months ended September 30, 2003. The decrease was primarily attributable to the decrease in income received from achievement appraisal. As a percentage of revenues, other income decreased to 0.1% in the three months ended September 30, 2004 from 0.9% in the three months ended September 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were US$340,202 in the three months ended September 30, 2004 compared to US$196,960 in the three months ended September 30, 2003. This increase was primarily attributable to the amortization of prepaid expenses of US$180,000. As a percentage of revenues, general and administrative expenses decreased to 4.6% in the three months ended September 30, 2004 from 8.6% in the three months ended September 30, 2003.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.
Income before income tax was US$2,609,554 in the three months ended September 30, 2004 compared to US$816,900 in the three months ended September 30, 2003. This increase was attributable to the increase in the level of work under the JinJiang e-government contract.

Income tax expenses were US$451,669 in the three months ended September 30, 2004 compared to US$163,531 in the three months ended September 30, 2003. This increase is attributable to increase in the PRC enterprise income tax as a result of a substantial increase in the revenue.

NET INCOME. Net income was US$2,157,885 in the three months ended September 30, 2004 compared to US$653,369 in the three months ended September 30, 2003. This increase is attributable to the reasons set forth above.
Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

REVENUES. Revenues were US$15,976,322 in the nine months ended September 30, 2004 compared to US$4,161,162 in the nine months ended September 30, 2003. The increase in revenues in the nine-month period is attributable to the substantial completion of the first phase of the JinJiang e-government contract.

COST OF REVENUES. Cost of revenues were US$9,397,897 in the nine months ended September 30, 2004 compared to US$2,029,631 in the nine months ended September 30, 2003 as a result of increased costs associated with higher revenues. As a percentage of revenues, cost of revenues were 58.8% in the nine months ended September 30, 2004 as compared to 48.8% in the nine months ended September 30, 2003. Gross profit was US$6,578,425 in the nine months ended September 30, 2004 compared to US$2,131,531 in the nine months ended September 30, 2003. As a percentage of revenues, gross profit decreased to 41.2% in the nine months ended September 30, 2004 from 51.2% in the nine months ended September 30, 2003.

OTHER INCOME. Other income was US$47,978 in the three months ended September 30, 2004 compared to US$49,569 in the three months ended September 30, 2003. The decrease was primarily attributable to the decrease in income received from achievement appraisal. As a percentage of revenues, other income decreased to 0.3% in the three months ended September 30, 2004 from 1.2% in the three months ended September 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were US$949,660 in the nine months ended September 30, 2004 compared to US$644,125 in the nine months ended September 30, 2003. This increase was primarily attributable to the amortization of prepaid expenses of US$450,000. As a percentage of revenues, general and administrative expenses decreased to 5.9% in the nine months ended September 30, 2004 from 15.5% in the nine months ended September 30, 2003.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.
Income before income tax was US$5,322,819 in the nine months ended September 30, 2004 compared to US$1,111,630 in the nine months ended September 30, 2003. This increase was attributable to the increase in the level of work under the JinJiang e-government contract.

Income tax expenses were US$1,123,812 in the nine months ended September 30, 2004 compared to US$251,358 in the nine months ended September 30, 2003. This increase is attributable to increase in the PRC enterprise income tax as a result of a substantial increase in the Company's third quarter revenue recognition.

NET INCOME. Net income was US$4,199,007 in the nine months ended September 30, 2004 compared to US$860,272 in the nine months ended September 30, 2003. This was primarily due to the reasons described above.

Liquidity and Capital Resources

As of September 30, 2004, the Company had US$2,140,713 of cash and cash equivalents and US$5,360,544 of working capital as compared to US$47,223 and US$213,125 respectively, at December 31, 2003.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Associated with this, we believe the following are our most critical accounting policies in that they are the most important to the portrayal of our financial condition and results and require our management's most difficult, subjective or complex judgments. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in the notes to the financial statements included in this Form 10-QSB. The financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies. Our critical accounting policies are:

Revenue recognition

         We recognize revenue from fixed price long-term contracts on the percentage of completion method for individual contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the year in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the year in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, the completed contract method of accounting, whereby revenue is recognized when the work is completed, is used.

Intangible Assets

         We account for our intangible assets in accordance with SFAS No.142, "Goodwill and Other Intangible Assets." Intangible assets with an indefinite life are not amortized. Intangible assets with a definite life are amortized on a straight-line basis over their estimated useful lives. Indefinite lived assets will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when the carrying amount of the intangible asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

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

Recent Accounting Pronouncements

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

         In January 2003, (as revised in December 2003) the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after September 30, 2003 and all of its provisions should be applied prospectively.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

         SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under SFAS No. 150 are obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

         Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after September 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

         We do not expect the aforementioned statements and pronouncements to have a material impact on our consolidated financial position or results of operations.

FORWARD LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-QSB, under the section "Plan of Operation," and elsewhere relate to future events and expectations and as such constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of us to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other factors that could cause actual results to differ materially from those in the forward looking statements, including, but not limited to: uncertainty as to our future profitability and our ability to develop and implement operational and financial systems to manage rapidly growing operations, competition in our existing and potential future lines of business, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. We assume no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.

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

         b. Changes in Internal Controls:

         There were no significant changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART II.
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         None.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.
Item 3.  Defaults Upon Senior Securities

         None.
Item 4.  Submission of Matters to a Vote of Security Holders

         None.
Item 5.  Other Information

         None.
Item 6.  Exhibits and Reports on Form 8-K

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

Exhibit No.          Description

31.1 Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certifications of the President and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

         There was one 8-K filed during the quarter ended September 30, 2004.

         (1) Current Report filed on Form 8-K dated November 4, 2004 reporting the resignation of a director and officer of the Company.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 15, 2004      CHINA EXPERT TECHNOLOGY, INC.

                               By: /s/ Zhu Xiaoxin
                                   ---------------------------------------------
                                   Name:    Zhu Xiaoxin
                                   Title:   President and Director
                                            (Principal Executive Officer)

Dated:  November 15, 2004      By: /s/ Kung Sze Chau
                                   ---------------------------------------------
                                   Name:    Kung Sze Chau
                                   Title:   Chief Executive Officer and Director

Dated:  November 15, 2004      By: /s/ Cheung Ming, Jeff
                                   ---------------------------------------------
                                   Name:    Cheung Ming, Jeff
                                   Title:   Chief Financial Officer
                                            (Principal Financial Officer)