Form 10KSB
period 2004-12-31
CHINA EXPERT TECHNOLOGY INC
filed 2005-03-14
CIK 1039726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

___TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

CHINA EXPERT TECHNOLOGY, INC.

 (Name of small business in its charter)

Nevada (State of Incorporation)	000-30644 (Commission File No.)	98-0348086 (IRS Employer Identification No.)

Room 2703-04, Great Eagle Centre

23 Harbour Road

Wanchai, Hong Kong

 (Address of principal executive offices)

852-2802-1555

(Registrant’s telephone number)

Securities to be registered under Section 12(b) of the Act:

Title of each class N/A	Name of each exchange on which registered N/A

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

[X] Yes [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $26,831,135.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  $6,861,570 as of March 11, 2005.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  [  ] Yes  [  ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2004, the Company had 24,414,679 shares outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-KSB which are not statements of historical fact are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects, "and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors, including those described in this Form 10-KSB under the heading "Risk Factors" beginning on page 3. These and other factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions and projections about future events, actual events and results may differ materially, and our expectations, assumptions and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Historical Corporate Development

China Expert Technology, Inc. (hereinafter also referred to as the "Company") is a publicly traded company whose shares trade on the OTC Bulletin Board under the trading symbol “CXTI”.

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

In August, 1999, the Company voluntarily filed a registration statement on Form 10-SB, in order to make information concerning itself more readily available to the public by becoming subject to the reporting requirements under the Securities Exchange Act of 1934.  As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports with the U.S. Securities and Exchange Commission, including an annual report containing audited financial statements.

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

On February 9, 2004, the Company completed a share exchange with the stockholders of China Expert Network Company Limited, ("China Expert"), a Hong Kong corporation. In the exchange, the Company acquired 30,000,000 shares of China Expert common stock from the shareholders of China Expert, representing all of the issued and outstanding stock of China Expert in exchange for the issuance of 19,935,000 shares of its common stock.  In conjunction with the exchange, the Company also issued a total of 1,400,000 additional shares to various persons, including a Director of the Company, as compensation for services.  On April 12, 2004, following completion of the share exchange transaction, the Company changed its name to China Expert Technology, Inc.

China Expert is now a wholly owned subsidiary of the Company, and the shares of China Expert common stock represent the Company's most significant asset. The Company expects to continue, and expand, the existing business operations of China Expert as our wholly owned subsidiary. The Company, through China Expert and China Expert's wholly owned subsidiary, Expert Network (Shenzhen) Co. (“ENS”) Ltd., provides large-scale e-government infrastructure construction and consulting services for community and municipal governments in the People's Republic of China (PRC).

On December 28, 2004, the Company entered into an agreement with one of the Consultants for the termination of the Consulting Agreement and the surrender of 550,000 shares of the Company’s common stock previously granted to that Consultant and such shares were canceled in December 2004.

The Company's principal office is located at Room 2703-04, Great Eagle Centre, 23 Harbour Road, Wanchai, Hong Kong. The telephone number is 852-2802-1555. As of December 31, 2004, the website of the Company is http://tech.chinaexpertnet.com.

The Company's authorized capital includes 200,000,000 shares of common stock with $0.001 par value. As of the close of the Company's latest fiscal year, December 31, 2004, there were 24,414,679 shares of common stock outstanding.

Business Overview

(1)

Large-Scale E-Government Construction and Maintenance

The Company has ended its development stage and is now engaging in the provision of information technology (IT) network and infrastructure consulting services to government and corporations that are involved with creating electronic governments, also known as e-governments.  It also provides large-scale network infrastructure construction with solutions for enterprise information platform construction, public LAN construction, software development, website planning and development, workflow management and computer hosting services.  The Company is the only private enterprise with the authority to provide technological achievement appraisal services for IT companies in China.

The Company conducts its principal business operation through its subsidiary ENS which is based in Shenzhen and Fujian, the PRC.  Since its establishment, ENS has obtained three contracts with three city governments in the Fujian province of the PRC for the provision of large-scale e-government infrastructure construction and consulting services.  Particulars of the contracts are as follows:-

Name of City Government	Commencement Date	Completion Date*	Contract Sum US$
Jinjiang	April 2003	January 2005	Approx. 22 million
Dehua	April 2004	August 2006	Approx. 18 million
Nan’an	March 2005	March 2007	Approx. 14.5 million

*The Completion Date refers to completion of the construction of the e-government system. One year maintenance to the e-government system is included in each contract.

Pursuant to these contracts, ENS provides website planning and development, workflow management, computer host services, public LAN construction, software development, hardware platform and installation, security system construction and 1 year maintenance to the customers.  The e-government construction for Jinjiang City Government has been completed in January 2005 and the maintenance period will end on January 2006.

In January 2005, the Company was awarded a 3-year maintenance contract for the e-government system of Jinjiang City Government worth approximately $3.9 million for the period of February 1, 2006 to January 31, 2009.

The Fujian Provincial Government has selected the e-government system of the Jinjiang City Government as a model e-government system for 82 cities in the Fujian province.

(2)

Information and Electronic Administration Training to Chinese Officials

In November 2004, the Company, through ENS, provided a series of Information and Electronic administration training programs and materials to 500 officials of Jinjiang City Government. In November 2004, the Ministry of Information Industry of the PRC Government has selected the training as a national model for Information and Electronic Administration Training in China.

In February 2005, the Company has been awarded a contract worth approximately $1.8 million for the provision of Information and Electronic administration training and program and materials to 3,500 officials of Jinjiang City Government.

Employees

The Company’s business expanded significantly in 2004.  In order to meet our operational needs, we had a maximum of up to approximately 100 employees during part of 2004.  As of December 31, 2004, we had approximately 50 employees, all of which are full time.

Competition

There is competition from other public and private companies to capture the e-government market in China.  Some of the companies with which the Company competes have wider operations and more financial strength than the Company.  These competitors provide construction and consulting services relating to e-government systems for government departments in China while the Company provides services for e-government systems of municipality governments which is a new model for e-government implementation in China.  We believe our ability to compete in this industry is based on several factors, including the following:

(a)

The successful completion of the e-government project for Jinjiang City Government which has been selected by the Fujian Provincial Government as model e-government system for 82 cities in Fujian province.

(b)

Success in providing information and electronic administration training for Jinjiang City officials which has been selected by the Ministry of the Information Industry as 1 of the 4 model locations for the whole nation.

(c)

The award as the only non-government corporation with the authority to provide technological achievement appraisal services for IT companies seeking government funding in China.

(d)

400 experts from the Chinese Academy of Sciences and the Chinese Academy of Engineering being the consultants of the Company who are available to provide consulting services to the Company and the Company’s clients.

Risks Related to Business and Industry

Technology Risks:  Our services and technologies must keep pace with advances in the industry and may be replaced by other competitors.  Our future growth partially depends on our ability to provide services that are more effective in meeting customer needs or that incorporate the latest technologies.  In addition, we must be able to effectively market our services.  As such, if we fail to make sufficient investments in research, pay close attention to consumer needs or we focus on technologies that do not lead to more effective products and services, our current and future products and services could be surpassed by more effective or advanced products and services of others.

Financial Risks:  The Company has achieved a significant growth for the year ended December 31, 2004 as compared to the year ended December 31, 2003.  This short history of growth and profitability may not be adequate to fully assess our ability to achieve market acceptance of our services or our ability to respond to competition and continue this level of performances.  Long-term sustainable levels of growth and profitability level have not been determined.  The Company may not be able to achieve such profitability in a long run.  If we are unsuccessfully addressing the risks and uncertainties frequently encountered in a new and evolving e-government market in China, our business will be seriously harmed.

Operation and Key Personnel Risks:  The Company may face various operational risks that may cause an increase in costs.  The Company faces risks due to our heavy reliance on the supply of IT technicians in China.  As of December 31, 2004, the Company’s continued success is largely dependent upon the efforts of the executive officers and IT technicians. The loss or unavailability of any such person could have an adverse effect on the Company, its operation and future prospects.  The continued existence and success of the Company is dependant upon its ability to attract and retain qualified employee in all areas of its business, especially IT technicians.

Risks related to common stock:  The liquidity of the Company’s common stock is affected by its limited trading market.  There is currently no broadly followed established trading market.  The absence of an active trading market reduces the liquidity of shares.  The trading volume of the common stock historically has been limited and sporadic.  As a result of this trading activity, the quoted price for the Company’s common stock on the OTC Bulletin Board may not be able to truly reflect a fair market value.

Intellectual Property

The Company believes that its business is dependent in part on our ability to establish and maintain protection for our proprietary technologies, products and processes, and the preservation of our trade secrets.

In constructing the e-government systems for our customers, the Company designed several platforms and software programs and retains the copyrights thereof.  The Company currently has not applied for and does not hold any patents or copyright registrations relating to any of our products and services but will apply for registration to protect its proprietary rights in due course.

We have registered one trademark in the PRC and Hong Kong for our company logo. The registered trademark is significant to us because we believe it will provide us with name and market recognition for our products and services and distinguish the same from our competitors' products.

Government Approval for Company’s Products or Services

The market of the Company is presently in the PRC.  Generally speaking, there is no legislation or regulation which requires the Company to obtain government approval for the provision of the consultation and construction services relating to e-government system in the PRC.

The Company’s customers are presently city governments in the PRC.  When the Company submits tender for an e-government contract, the Company needs to submit a feasibility report for that particular city government for assessments and approval.

Research and Development

The Company currently does not carry out any research and development activities but it plans to do so in 2005.  We intend to devote in the future, a portion of our resources to research and development programs.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company does not own any real property.

For the period of January 1 to February 8, 2004, the executive, administrative and operating offices of the Company were located at 1574 Gulf Rd. #1505, Point Roberts, WA 98281.  Terry G. Cook, the former President and a director of the Company, provided office space to the Company at no charge.  The Company did not have a written lease or sublease agreement and Mr. Cook did not expect to be paid or reimbursed for providing office facilities. The fair market value of the amount of office space afforded to the Company is approximately $200.00 per month.

Since February 9, 2004, the executive office of the Company is located at Room 2703-04, Great Eagle Centre, 23 Harbour Road, Wanchai, Hong Kong.  The executive office is provided to the Company by its subsidiary, China Expert at a monthly rental of 8,838.33.  China Expert has a written lease agreement.

The Company also set up two operating offices respectively at 31/F, Development Centre, 2010 Renminnan Road, Shenzhen, China and at Jinjiang Industrial Park Area, Fujian, China 362261.

The offices are provided to the Company by Mr. Lai Man Yuk   The Company paid $168,487 being total rental for the offices in the fiscal year 2004 which was predetermined by both parties with reference to market rentals.  The operating lease arrangements are cancelable and rentals are paid on a monthly basis.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

As far as known by the management, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2004.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the OTC Bulletin Board in the United States, having the trading symbol “CXTI.”

Trading in our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTCBB in each fiscal quarter from January 1, 2002 to December 31, 2004, based upon publicly available information published on internet web sites. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Over-the-Counter Bulletin Board Trading Activity
Quarter Ended	High	Low	Close
12/31/04	$1.20	$1.14	$1.14
09/30/04	$1.21	$1.13	$1.21
06/30/04	$1.10	$1.05	$1.10
03/31/04	$1.46	$1.40	$1.41
12/31/03	$10.00	$0.005	$2.00
09/30/03	$1.05	$0.05	$0.05
06/30/03	$1.10	$0.005	$0.05
03/31/03	$0.03	$0.0073	$0.007
12/31/02	$0.01	$0.007	$0.007
09/30/02	$0.03	$0.01	$0.01
06/30/02	$0.14	$0.03	$0.03
03/31/02	$0.30	$0.10	$0.30

The Company's voting common stock is issued in registered form. Madison Stock Transfer (located in Brooklyn, New York) is the registrar and transfer agent for the voting common stock. The Company has researched the indirect holdings by depositories and other financial institutions and believes it has approximately 62 holders of record of its voting common stock.

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

Overview

For the fiscal year ended December 31, 2004, the Company was profitable and had a positive cash flow.   Through June 30, 2004, the Company had a deficit accumulated in the development stage.  It reached profitability during 2004 by operating an e-government project for Jinjiang City Government in the Fujian province, China, which has been completed in January 2005.

In addition, the Company has obtained two e-government projects for two city governments in Fujian province, amounting to approximately $18,249,000 and $14,551,000 respectively. One of the contracts is currently at the development stage and the other has just commenced in March 2005.  The Company believes that these two projects will generate sufficient revenue and cash flows to enable the Company to continue as a going concern.

Since the Company does not receive any down payment for these projects, the cash in hands will be applied towards the operation of these projects until the Company achieves the 1st milestone in 6 to 9 months after commencement of each contract and receives its first payment within 30 to 60 days thereafter.  As the Company plans to seek to capture a substantial portion of the e-government market in China as soon as possible, the Company may experience increased capital needs and may not have enough capital to fund other future operations without additional capital investments. Our capital needs will depend on numerous factors, including (1) our profitability; (2) the reduction of the service price of our competitor; and (3) the amount of our capital expenditures.  The Company reasonably foresees that it will obtain two e-government contracts for approximately $30 millions in total in 2005 and will therefore need to raise about $10 million for the working capital for these new e-government projects.  The Company will raise funds either in the form of an advance or an equity investment by outside investors, or some combination of each.

The Company’s need for capital to commence new e-government projects may have an impact on its short-term liquidity during 2005.

As of December 31, 2004, management is focused on the immediate task of improving the Company's ability to capture the e-government market in China and to continue to provide income stability.

The Company anticipates, based on internal forecasts and assumptions, that it will obtain 2new contracts in 2005, with estimated contract prices totaling approximately $30 million. Based on that assumption, management is projecting approximately 15% growth on its revenues and profits for the fiscal year ended December 31, 2005.

Results of Operations

The Company's financial statements are stated in U.S. Dollars and are prepared in accordance with United States GAAP.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:-

	Year ended December 31,
	2003	2004
Revenue	100.0%	100.00%
Cost of Revenue	47.75%	53.93%

Gross Profit	52.25%	46.07%
Other income	0.00%	0.01%
Selling, general and administrative expenses	(25.55%)	(10.21%)

Income before income tax	26.71%	35.96%

Income tax expenses	(5.35%)	(7.01%)

Net Income	21.36%	28.95%

REVENUE:  Revenue was $26,831,135 for the year ended December 31, 2004 compared to $5,666,934 for the year ended December 31, 2003.  The increase in revenues in year 2004 is attributable to increased contract revenue of the Company's e-government projects. All the Company's total revenue is derived from the Jinjiang e-government project.

COST OF REVENUE:  Cost of revenue was $14,469,900 for the year ended December 31, 2004 compared to $2,706,174 for the year ended December 31, 2003 as a result of increased costs associated with higher revenues. As a percentage of revenues, cost of revenues were 53.92% for the year ended December 31, 2004 compared to 47.75% for the year ended December 31, 2003.  Gross profit was $12,361,235 for the year ended December 31, 2004 compared to $2,960,760 for the year ended December 31, 2003. As a percentage of revenues, gross profit decreased to 46.08% for the year ended December 31, 2004 from 52.25% for the year ended December 31, 2003.

OTHER INCOME:  Other income was $2,872 for the year ended December 31, 2004 compared to $0 for the year ended December 31, 2003. The increase was primarily attributable to the increase in income received from providing achievement appraisal services to IT companies in China.  As a percentage of revenues, other income increased to 0.01% for the year ended December 31, 2004 from 0% for the year ended December 31, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:  General and administrative expenses were $2,738,945 for the year ended December 31, 2004 compared to $1,447,776 for the year ended December 31, 2003. This increase was primarily attributable to the amortization of prepaid expenses of $437,500 and advertising and promotional expenses of $1,101,205. As a percentage of revenues, general and administrative expenses decreased to 10.21% for the year ended December 31, 2004 from 25.55% for the year ended December 31, 2003.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES:  Income before income tax was $9,649,512 for the year ended December 31, 2004 compared to $1,513,729 for the year ended December 31, 2003.  This increase was attributable to the increase in the level of work under the Jinjiang e-government project.  Income tax expenses were $1,882,671 for the year ended December 31, 2004 compared to $303,316 for the year ended December 31, 2003. This increase is attributable to increase in the PRC enterprise income tax as a result of a substantial increase in the revenue.

NET INCOME:  Net income was $7,766,841 for the year ended December 31, 2004 compared to $1,210,413 for the year ended December 31, 2003.  This increase is attributable to the reasons set forth above.

Liquidity and Capital Resources

As of December 31, 2004, the Company had $3,265,318 of cash and cash equivalents and $14,606,928 of current assets, as compared to $47,223 and $1,429,899, respectively, at December 31, 2003.

For the year ended December 31, 2004, net cash provided by operating activities was $6,254,807, net cash used in investing activities was $5,233 and net cash used in financing activities was $3,031,479.

For the year ended December 31, 2003, net cash provided by operating activities was $1,681,722, net cash provided by investing activities was $12,666 and net cash used in financing activities was $1,946,498.

Net cash provided by operating activities increased by $4,573,085 to $6,254,807 for the year ended December 31, 2004, representing an increase of approximately 271.93%, compared to $1,681,722 net cash provided by operating activities for the same period of 2003.  The increase in cash flow from operating activities primarily reflects increasing in revenues for the year ended December 31, 2004.

Net cash used in investing activities decreased by $17,899 to $5,233 for the year ended December 31, 2004, representing a decrease of approximately 342.04%, compared to $12,666 net cash provided by investing activities for the same period of 2003.  The decrease in net cash provided by investing activities was due to decrease of proceeds receivable from disposal of property and equipments and increase of purchase of property and equipment for the year ended December 31, 2004.

Net cash used in financing activities increased by $1,084,981 to $3,031,479 for the year ended December 31, 2004, representing an increase of approximately 55.74%, compared to $1,946,498 net cash used in financing activities for the same period of 2003.  The increase in cash used in financing was primarily due to increase of advances to directors and officers.

Management Assumptions

The Company anticipates, based on internal forecasts relating to our projects, that existing cash and funds generated from the existing projects will be sufficient to meet working capital and capital expenditure requirements for all our existing projects for the next 12 months.  In the event that the Company signs up new contracts, the Company could be required to seek additional financing.  There can be no assurance that we will be able to obtain additional financing on terms acceptable to it, or at all.

Effect of Inflation

The Company's results of operations have not been affected by inflation and management does not expect that inflation risk would cause material impact on its operations in the future.

Effect of Fluctuation in Foreign Exchange Rates

Our operating subsidiary is located in China.  The subsidiary buys all materials in China and receives payments from customers in China using Chinese Renminbi as the functional currency.  Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies.  During the past years of operation, there were no significant changes in exchange rates; however, unforeseen developments may cause a significant change in exchange rates.

ITEM 7.

FINANCIAL STATEMENTS.

See the following pages.

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Expert Technology, Inc.

We have audited the accompanying consolidated balance sheets of China Expert Technology, Inc. and its subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Expert Technology, Inc. and its subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

PKF

Certified Public Accountants

Hong Kong

February 22, 2005

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	USD	USD
ASSETS

Current assets
Cash and cash equivalents	3,265,318	47,223
Accounts receivable	4,438,331	-
Amount due from an officer (Note 7)	-	94,787
Loan to a director (Note 8a)	3,031,479	-
Amount due from a director (Note 8b)	360	-
Prepayments, deposits and other receivables (Note 9)	3,871,440	1,287,889

Total current assets	14,606,928	1,429,899

Property and equipment, net (Note 4)	21,131	52,120
Intangible assets, net (Note 5)	289,203	674,807
Prepaid expenses (Note 6)	2,062,500	-
Deferred tax assets (Note 12)	271,758	315,745

Total assets	17,251,520	2,472,571

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	975,118	9,686
Deposits received	-	93,141
Accruals (Note 10)	248,556	364,951
PRC business tax	957,804	274,542
Billings in excess of costs and estimated
earnings on uncompleted contracts (Note 11)	-	164,820
Amount due to a former officer (Note 7)	115,356	-
Amount due to a director (Note 8b)	160,459	-
Amounts due to shareholders (Note 8b)	730	-
Income tax payable	2,148,319	309,634

Total current liabilities	4,606,342	1,216,774

Commitments and contingencies (Note 18)	-	-

Stockholders’ equity
Common stock, USD0.001 par value,
200,000,000 shares authorised; 24,414,679
shares issued and outstanding at December 31,
2004; 728,474 shares issued and outstanding at
December 31, 2003 (Note 14)	3,879,727	3,856,041
Paid-in capital (Note 15)	3,598,854	-
Retained earnings/(accumulated deficit)	5,166,597	(2,600,244)

Total stockholders’ equity	12,645,178	1,255,797

Total liabilities and stockholders’ equity	17,251,520	2,472,571

See the accompanying notes to the consolidated financial statements

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2003	2002
	USD	USD	USD

Revenue (Note 19)	26,831,135	5,666,934	1,250,100

Cost of revenue	(14,469,900)	(2,706,174)	(356,850)

Gross profit	12,361,235	2,960,760	893,250

Other income	2,872	-	-

Advertising and promotional expenses
(Notes 1 and 15)	(1,101,205)	(6,501)	(48,537)

General and administrative expenses	(1,193,849)	(894,299)	(1,163,848)

Intangible assets amortization (Note 5)	(385,604)	(385,604)	(385,604)

Depreciation and amortization (Note 4)	(36,222)	(161,372)	(179,470)

Other expenses	(22,065)	-	-

Income/(loss) from operations	9,625,162	1,512,984	(884,209)

Interest income	24,350	745	488

Income/(loss) before income tax	9,649,512	1,513,729	(883,721)

Income tax expenses (Note 12)	(1,882,671)	(303,316)	(67,167)

Net income/(loss)	7,766,841	1,210,413	(950,888)

Basic net income/(loss) per share (Note 13)	0.33	0.06	(0.04)

See the accompanying notes to the consolidated financial statements

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			(Accumulated
				deficit)/
	Common stock		Paid-in	retained
	Shares	Amount	capital	earnings
		USD	USD	USD

At January 1, 2002 (Note 14)	728,474	3,856,041	-	(2,859,769)

Loss for the year	-	-	-	(950,888)

At December 31, 2002
and January 1, 2003 (Note 14)	728,474	3,856,041	-	(3,810,657)

Income for the year	-	-	-	1,210,413

At December 31, 2003
and January 1, 2004 (Note 14)	728,474	3,856,041	-	(2,600,244)

Shares issued for acquisition
of a subsidiary (Notes 2 and 14)	21,335,000	21,335	-	-

Shares issued in return for provision
of consultancy works (Notes 1, 14 and 15)	1,800,000	1,800	3,598,200	-

Shares issued in return for sourcing
of a contract customer (Notes 1, 14 and 15)	1,101,205	1,101	1,100,104	-

Cancellation of shares previously
issued to a consultant (Notes 1,14 and 15)	(550,000)	(550)	(1,099,450)	-

Income for the year	-	-	-	7,766,841

At December 31, 2004	24,414,679	3,879,727	3,598,854	5,166,597

See the accompanying notes to the consolidated financial statements

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003	2002
	USD	USD	USD
Cash flows from operating activities:-
Net income/(loss)	7,766,841	1,210,413	(950,888)
Adjustments to reconcile net income/(loss) to net cash
provided by/(used in) operating activities:-
Advertising and promotional expenses	1,101,205	-	-
Intangible assets amortization	385,604	385,604	385,604
Amortisation of prepaid expenses	437,500	-	-
Depreciation and amortization	36,222	161,372	179,470
Loss on disposal of property and equipment	-	3,474	-
Decrease/(increase) in deferred tax assets	43,987	144,829	(39,298)
Other expenses	22,065	-	-
Changes in operating assets and liabilities:-
Increase in accounts receivable	(4,438,331)	-	-
Decrease in costs and estimated earnings in
excess of billings on uncompleted contracts	-	166,775	23,824
Increase in amount due from a director	(360)	-	-
Decrease in amount due from an officer	94,787	-	-
(Increase)/decrease in prepayments, deposits and
other receivables	(2,583,551)	(1,204,192)	48,801
Increase/(decrease) in accounts payable	965,432	1,718	(93,151)
(Decrease)/increase in accruals	(116,395)	205,297	58,832
Increase in PRC business tax	683,262	189,984	328
(Decrease)/increase in deposits received	(93,141)	93,141	-
(Decrease)/increase in billings in excess of costs and
estimated earnings on uncompleted contracts	(164,820)	164,820	(11,727)
Increase in amount due to a former officer	115,356	-	-
Increase in amount due to a director	160,459	-	-
Increase in income tax payable	1,838,685	158,487	106,465

Net cash provided by/(used in) operating activities	6,254,807	1,681,722	(291,740)

Cash flows from investing activities:-

Proceeds from disposal of property and equipment	-	12,666	-
Purchase of property and equipment	(5,233)	-	(19,576)

Net cash (used in)/provided by investing activities	(5,233)	12,666	(19,576)

Cash flows from financing activities:-

Advances (to)/from directors and officers	(3,031,479)	(1,946,498)	474,381

Net cash (used in)/provided by financing activities	(3,031,479)	(1,946,498)	474,381

Net increase/(decrease) in cash and cash equivalents	3,218,095	(252,110)	163,065
Cash and cash equivalents, beginning of year	47,223	299,333	136,268

Cash and cash equivalents, end of year	3,265,318	47,223	299,333

See the accompanying notes to the consolidated financial statements

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

DESCRIPTION OF THE COMPANY

The Company was incorporated in the State of Nevada on June 18, 1990.

Following a reverse takeover transaction as detailed in note 2, the Company has ended its development stage and is now engaging in the provision of system integration services, consultancy services and agency services through its subsidiaries, China Expert Network Company Limited (“CEN”), Expert Network (Shenzhen) Limited (“ENS”) and Hong Zhong Holdings Limited (“HZH”).  CEN is a Hong Kong incorporated company; ENS is a limited liability company established in the People’s Republic of China (the “PRC”) and HZH is a limited liability company incorporated in the British Virgin Islands. ENS and HZH are wholly owned by CEN.

On February 18, 2004, the Company entered into consulting agreements (the “Consulting Agreements”) with several consultants (the “Consultants”) for the provision of corporate finance and reporting, information technology process improvement and technology support services to the Company. The terms of these Consulting Agreements commence on February 18, 2004 and end on February 17, 2009. In consideration of the consulting services provided, the Company issued in aggregate 1,800,000 shares of the Company’s common stock to the Consultants (Note 14(i)).

On February 26, 2004, the Company entered into a strategic services agreement (the “Strategic Services Agreement”) with a corporate consultant for the sourcing of e-government contracts to the Company in the Fujian Province in the PRC.  In consideration of the sourcing services provided, the Company agreed to pay commission at 15% of the gross income of the contracts obtained by the Company.  During the year, the Company issued 1,101,205 shares of the Company’s common stock to the corporate consultant as a commission for the contracts obtained (Note 14(ii)).

On April 12, 2004, the name of the Company was changed from Leopard Capital, Inc. to China Expert Technology, Inc. (“CXTI”).

One of the Consultants did not provide services in accordance with the aforesaid consulting agreement.  Accordingly, on December 28, 2004, the Company and this consultant entered into an agreement for the termination of the aforesaid consulting agreement and the surrender of 550,000 of the Company’s common stock previously granted to him.  Such common stock were canceled (Note 14(iii)).

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

BASIS OF PREPARATION

The accompanying consolidated financial statements of CXTI and its subsidiaries (“the Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America.

On February 9, 2004, CXTI completed a share exchange with the stakeholders of CEN (“the Exchange”). In the Exchange, CXTI acquired 30,000,000 shares representing all the issued and outstanding common stock of CEN from the stakeholders of CEN (“the Shareholders”) in exchange for the issuance of 19,935,000 shares of common stock of CXTI to the Shareholders. In conjunction with the Exchange, CXTI also issued a total of 1,400,000 additional shares to various persons as compensation for their services provided, including a former director of CXTI.

The Exchange resulted in a change of control of CXTI. Upon completion of the Exchange and the related share issuance, CXTI has a total of 22,063,474 shares issued and outstanding, of which 19,935,000 or approximately 90.35% are owned by the Shareholders. As the Exchange resulted in the former stakeholders of CEN owning greater than 50% of the common stock of CXTI, the Exchange has been treated as a reverse takeover with CEN as the accounting acquirer (legal subsidiary) and CXTI as the accounting acquiree (legal parent).

Accordingly, the purchase method under reverse takeover accounting has been applied except that no goodwill is recorded on the consolidated balance sheet.  It means that :-

(a)

The consolidated financial statements are issued under the name of legal parent, CXTI, but are a continuation of the financial statements of CEN. The comparative figures are those of CEN.

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

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 are presented in U.S. dollars (“USD”) and include the accounts of the Company and its subsidiaries.  All significant inter-company balances and transactions are eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting year.  Significant estimates required to be made by management include the recoverability of long lived assets and recognition of revenue under long term contracts.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash equivalents are highly liquid investments and have maturities of three months or less at the date of purchase.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives at the following annual rates:-

Furniture, fixtures and office equipment

20%

Computer equipment and software

30%

Motor vehicles

30%

Leasehold improvements

the shorter of 30% or lease term

Intangible assets

Intangible assets represent information database purchased.  Cost relating to the setting up of information databases via purchases of data or information are capitalized and stated at cost less accumulated amortization and any impairment losses.  The costs of information database are amortized using the straight-line method over its estimated useful life of five years.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Prepaid expenses

Prepaid expenses represent the aggregate fair value of the Company’s common stock issued in return for the consultancy works provided by certain consultants to the Company.  The fair value is determined by reference to the average price of the Company’s common stock as quoted on the Over the Counter Bulletin Board (“OTCBB”) at the date of issuance.  The prepaid expenses are amortized on a straight-line basis over the terms of the consulting agreements of five years.

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable.

The impairment of long-lived assets is measured pursuant to the guidelines of Statement of Financial Accounting Standards (SFAS) No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  When an indicator of impairment has occurred, management’s estimate of undiscounted cash flows attributable to the assets is compared to the carrying value of the assets to determine whether impairment has occurred.  If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss of the amount that the carrying value exceeds the estimated fair value.

Income taxes

The Company accounts for income tax under the provisions of SFAS No. 109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognised for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Revenue recognition

Revenue from fixed price long-term contracts is recognized on the percentage of completion method for individual contracts.  Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs.  The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion.  Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the year in which the revisions are determined.  Provisions for any estimated losses on uncompleted contracts are made in the year in which such losses are determinable.  In instances when the work performed on fixed price agreements is of relatively short duration, we use the completed contract method of accounting, whereby revenue is recognized when the work is completed, is used.

Cost of Revenue

Cost of revenue comprises labor and other cost of personnel directly engaged in providing the services, subcontracting and attributable overhead costs.  Cost of revenue does not include any allocation of depreciation or amortization expense.

Concentration of credit risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of major customer.  The Company does not require collateral or other security to support client’s receivables.  The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, related parties receivable and related parties payable approximate fair value due to the short-term nature of these items.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Foreign Currency Translation

The Group uses China Renminbi (“RMB”) as the functional currency, which is not freely convertible into foreign currencies.  Transactions denominated in currencies other than RMB are translated into RMB at the applicable rates of exchange prevailing at the dates of the transactions, quoted by the People’s Bank of China (the “PBOC”).  Monetary assets and liabilities denominated in other currencies are translated into RMB at rates of exchange quoted by the PBOC prevailing at the balance sheet date.  Exchange gains or losses arising from changes in exchange rates subsequent to the transactions dates for monetary assets and liabilities denominated in other currencies are included in the determination of net income for the respective period.

For financial reporting purposes, RMB has been translated into United States dollars (“USD”) as the reporting currency.  Assets and liabilities are translated at the exchange rate in effect at period end.  Income statement accounts are translated at the average rate of exchange prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income - foreign currency translation adjustments”.  Gains and losses resulting from foreign currency transactions are included in other comprehensive income/(loss).  Foreign currency translation adjustment was not material.

During 2004 and 2003, there have been no significant changes in exchange rates.  Accordingly, there are no changes in other comprehensive income/ (loss).

New accounting pronouncements

(i)

The Statement of Financial Accounting Standards No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) was issued in May 2003.  This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments:-

1)

mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets;

2)

instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which include put options and forward purchase contracts; and

3)

obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

New accounting pronouncements (Cont’d)

In general, SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement had no impact on the Company’s results of operations or financial position.

(ii)

           Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIE”)” (“FIN 46”), was issued in January 2003.  FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity.  The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.

In December 2003, the Financial Accounting Standards Board (“FASB”) completed deliberations on proposed modifications to FIN 46 and re-issued FIN 46 (“Revised Interpretation”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003 but prior to January 1, 2004 may be accounted for either based on the original interpretation or the Revised Interpretation.  The adoption of these interpretations had no impact on the Company’s results of operation or financial position.

(iii)

SFAS 132 (revised 2003), “Employer’s Disclosure about Pensions and Other Post-Retirement Benefits” was issued in December 2003.  SFAS 132 (revised) revised employer’s disclosure about pension plans and other post-retirement benefit plans.  SFAS 132 (revised) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans.  The annual disclosure requirements are effective for fiscal years ended after December 15, 2003. SFAS 132 (revised) also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed.  The interim disclosure requirements of SFAS 132 (revised) are effective for interim periods beginning after December 15, 2003.  The adoption of this statement had no impact on the Company’s results of operation or financial position.

The details of the Group’s defined contribution pension plans are disclosed in note 17 to the consolidated financial statements

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

New accounting pronouncements (Cont’d)

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Company is currently assessing the impact of this Standard on its results of operations and financial position.

4.

PROPERTY AND EQUIPMENT

Property and equipment consist of the following :-

	December 31,
	2004	2003
	USD	USD
Purchase cost:-

Furniture, fixtures and office equipment	207,376	204,447
Computer equipment and software	108,268	105,964
Motor vehicles	74,087	74,087
Leasehold improvements	156,652	156,652

Total	546,383	541,150

Accumulated depreciation and amortization	(525,252)	(489,030)

Property and equipment, net	21,131	52,120

Depreciation and amortization expenses for the years ended December 31, 2004, 2003 and 2002 amounted to USD 36,222, USD 161,372 and USD 179,470 respectively.

During the year ended December 31, 2003, property and equipment with carrying amount of USD 16,140 were disposed of at a consideration of USD 12,666 resulting in a loss of USD 3,474.  There were no disposal of property and equipment in 2004 and 2002.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.

INTANGIBLE ASSETS

	December 31,
	2004	2003
	USD	USD

Purchase cost :-

Information databases	1,928,020	1,928,020

Accumulated amortization	(1,638,817)	(1,253,213)

Intangible assets, net	289,203	674,807

Amortization for each of the three years ended December 31, 2004, 2003 and 2002 amounted to USD 385,604.

The Company’s information databases represent costs for acquiring the expert information data assembled by and lists and details of projects developed by parties independent of the Company.  The consideration for the Company’s acquisition of the information databases amounted to USD 1,928,020 (or HKD15,000,000) was satisfied by the issue of 15,000,000 shares of CEN at HKD1 per share in the year of 2000.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

PREPAID EXPENSES

At December 31, 2004, prepaid expenses are as follows :-

USD

Prepaid consultancy fees	2,500,000

Accumulated amortization	(437,500)

2,062,500

Amortization for the year ended December 31, 2004 amounted to USD437,500.

7.

BALANCE WITH AN OFFICER/A FORMER OFFICER

The balance represents current account with Mr. Lai Man Yuk (“Mr. Lai”).  It is interest-free, unsecured and has no fixed terms of repayment.

8.

BALANCES WITH RELATED PARTIES

a.

Loan to a director

The advance was made to Mr. Kung Sze Chau (“Mr. Kung”).  It is interest bearing at 5.22% per annum, unsecured and due by January 14, 2005.

b.

Balances with directors and shareholders

The balances are interest-free, unsecured and have no fixed terms of repayment.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.

PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

At December 31, 2004 and 2003, the balances comprised of the following: -

	December 31,
	2004	2003
	USD	USD

Prepaid contract costs	3,827,136	1,223,518
Rental and other deposits	44,304	64,371

	3,871,440	1,287,889

10.

ACCRUALS

At December 31, 2004 and 2003, accruals comprised of the following :-

	December 31,
	2004	2003
	USD	USD

Payroll	29,315	34,848
Rental expense	32,596	115,103
Accounting service fee	23,507	53,070
Auditors’ remuneration	136,890	122,108
Others	26,248	39,822

Total	248,556	364,951

11.

BILLINGS, COSTS AND ESTIMATED EARNINGS ON

UNCOMPLETED CONTRACTS

	December 31,
	2004	2003
	USD	USD

Costs and estimated earnings to date	33,168,093	4,961,290
Less : Billings	(33,168,093)	(5,126,110)

	-	(164,820)

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.

INCOME TAXES

The income tax expenses consists of the following :-

	Year ended December 31,
	2004	2003	2002
	USD	USD	USD
Current:-
PRC	(1,838,684)	(158,487)	(106,465)

Total current expenses	(1,838,684)	(158,487)	(106,465)

Deferred:-
PRC	6,861	(248,563)	62,458
Hong Kong	(50,848)	103,734	(23,160)

Total deferred (expenses)/benefits	(43,987)	(144,829)	39,298

Total expenses for income tax	(1,882,671)	(303,316)	(67,167)

Income tax expenses vary from the amount computed by applying the PRC statutory income tax rate to income/(loss) before income tax as follow :-

	Year ended December, 31
	2004	2003	2002
	USD	USD	USD

Income/(loss) before income tax	9,649,512	1,513,729	(883,721)

Expected income tax (expenses)/
benefits at PRC income tax rate of 15%	(1,447,426)	(227,059)	132,558
Tax rates differential	349,539	27,110	10,515
Expenses not deductible for tax purposes	(64,812)	(103,367)	(103,775)
Income subject to both PRC and
Hong Kong income tax	-	-	(106,465)
Change in valuation allowances	(719,972)	-	-

Income tax expenses	(1,882,671)	(303,316)	(67,167)

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.

INCOME TAXES (CONT’D)

The major components of deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:-

	December 31,
	2004	2003
	USD	USD
Deferred tax assets: -

Excess of book depreciation expense over tax
depreciation expense	8,683	38,523
Expenses that are reported in financial statements
prior to becoming deductible for tax purposes	-	83,285
Tax losses	983,047	314,633
Valuation allowances	(719,972)	-

	271,758	436,441
Deferred tax liabilities: -

Expenses that are deductible for tax purposes prior to
being reported in financial statements	-	40,015
Revenue recognized for financial reporting purposes
before being recognized for tax purposes	-	80,681

	-	120,696

	271,758	315,745

At December 31, 2004 and 2003, CXTI had tax losses amounted to USD 1,713,508 and USD 85,018 respectively which can be carried forward twenty years from the year of loss.

At December 31, 2004 and 2003, CEN had tax losses amounted to USD 2,360,431 and USD 1,797,904 respectively which can be carried forward indefinitely.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.

BASIC NET INCOME/ (LOSS) PER SHARE

(i)

The basic net income/(loss) per share is calculated using the net income/(loss) and the weighted average number of shares outstanding during the year.

	Year ended December 31,
	2004	2003		2002

Net income/(loss) (USD)	7,766,841	1,210,413		(950,888)

Weighted average common shares
Outstanding	23,737,929	21,335,000	#	21,335,000 #

Basic net income/(loss)
per share (USD)	0.33	0.06		(0.04)

#

The number represents the number of shares issued by CXTI for the Exchange.

(ii)

The diluted net income/(loss) per share is not presented as there is no dilutive effect for the years ended December 31, 2004, 2003 and 2002.

14.

COMMON STOCK

	No. of shares	Amount
		USD
Authorized :-

Common stock at USD0.001 par value	200,000,000	200,000

Issued and outstanding:-

Common stock at USD0.001 par value
At January 1, 2004
CEN share capital	-	3,856,041
CXTI share capital	728,474	-
Shares issued for acquisition of CEN (Note 2)	21,335,000	21,335
Shares issued in return for provision of
consultancy works (Note 14(i))	1,800,000	1,800
Shares issued in return for the sourcing of
a contract customer (Note 14(ii))	1,101,205	1,101
Cancellation of shares (Note 14(iii))	(550,000)	(550)

At December 31, 2004	24,414,679	3,879,727

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.

COMMON STOCK (CONT’D)

(i)

On February 18, 2004, the Company entered into Consulting Agreements with the Consultants for the provision of various consultancy works.  The terms of these Consulting Agreements commence on February 18, 2004 and end on February 17, 2009. In consideration of the consulting services provided, the Company issued in aggregate 1,800,000 shares of the Company’s common stock to the Consultants in February of 2004 (Note 1).

(ii)

On February 26, 2004, the Company entered into Strategic Services Agreement with a corporate consultant for the provision of the sourcing of e-government contracts in the PRC. In consideration of the consulting services provided, the Company issued 1,101,205 shares of the Company’s common stock to the corporate consultant in November of 2004 (Note 1).

(iii)

On December 28, 2004, the Company entered into an agreement with one of the Consultants for the termination of the aforementioned consulting agreement and the surrender of 550,000 shares of the Company’s common stock previously granted to him.  Such shares were canceled in December of 2004 (Note 1).

15.

PAID-IN CAPITAL

USD
Common stock issued in relation to:-
The provision of consultancy works	3,598,200
The sourcing of a contract customer	1,100,104

Cancellation of shares	(1,099,450)

3,598,854

The paid-in capital represents the excess of the aggregate fair value of the Company’s common stock issued under the Consulting Agreements (Note 14(i)) and the Strategic Services Agreement (Note 14(ii)) over the par value of the stocks issued, after adjustment for the portion in relation to the shares canceled (Note 14(iii)) during the year. The fair value is determined by reference to the average price of the Company’s common stock quoted on the OCTBB at the dates of issuance.

The fair values for the common stock issued in connection with the Consulting Agreements (as adjusted for the cancellation of shares) and the Strategic Services Agreement were treated as prepaid expenses (Note 6) and expensed as advertising and promotional expenses.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.

STOCK INCENTIVE PLAN

(i)

At the annual meeting of the stockholders held on January 21, 2003, the Company’s 2002 Stock Incentive Plan (the “Plan”) was approved. Under the Plan, the Compensation Committee of the Board of Directors, in its discretion, may grant common stock or options to purchase common stock of the Company to key employees, consultants, and non-employee directors of the Company.  The Company has reserved 825,000 shares of common stock for the options under the Plan.

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

The Compensation Committee of the Board of Directors shall have the authority to determine all matters relating to the options to be granted under the Plan including selection of the individuals to be granted awards or stock options, the number of stock, the date, the termination of the stock options or awards, the stock option term, vesting schedules and all other terms and conditions thereof.

(ii)

No options or awards have been made, exercised or lapsed since the adoption of the Plan.

17.

PENSION PLANS

CEN participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment of CEN in Hong Kong.  Contributions are made by CEN at 5% based on the participants’ relevant income with a ceiling of USD 2,564 (or HKD 20,000).  The participants are entitled to 100% of CEN’s contributions together with accrued returns irrespective of their length of service with CEN, but the benefits are required by law to be preserved until the retirement age of 65.

As stipulated by the PRC government regulations, ENS is required to contribute to PRC insurance companies organized by the PRC government which are responsible for the payments of pension benefits to retired staff.  The monthly contribution of ENS was equal to 9% of the salaries of the existing staff.  ENS has no obligation for the payment of pension benefits beyond the annual contributions described above.

The assets of the schemes are controlled by trustees and held separately from those of CEN and ENS.  Total pension cost was USD 15,635 USD 17,674 and USD 16,629 during the years ended December 31, 2004, 2003 and 2002 respectively.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.

COMMITMENTS

The Company leases office premises in Hong Kong under a non-cancelable operating lease agreement that expires at a date through April 2007. Minimum future commitments under this agreement with term in excess of one year as of December 31, 2004 were as follows:-

Year	USD

2005	106,060
2006	106,060
2007	29,166

241,286

In addition, the Company leases office premises in the PRC from a former officer, Mr. Lai.  Details of operating lease arrangement are set out in note 20b.

Rental expense was USD81,621, USD39,649 the USD17,100 during the years ended December 31, 2004, 2003 and 2002, respectively.

19.

CONCENTRATION

The Company’s major customers are two local government bodies in Fujian Province of the PRC which accounted for 100%, 99% and 67% of the Company’s total revenue in relation to the provision of consultancy and system integration for establishment of e-government information system and network for the years ended December 31, 2004, 2003 and 2002 respectively.

20.

RELATED PARTY TRANSACTIONS

Apart from those as disclosed in notes 7 and 8, the Company had the following material transactions with its related parties during the year ended December 31, 2004:-

a.

Received interest income from a director, Mr. Kung, of USD22,111 which was calculated at 5.22% per annum on the outstanding loan principal (Note 8a); and

b.

Paid rentals to a former officer, Mr. Lai, of USD 168,487 which was pre-determined by both parties with reference to market rentals.  The operating lease arrangements are cancelable with expiry date in December 2005 and rentals are paid on a monthly basis.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.

SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended December 31, 2004, 2003 and 2002, no interest and income tax payments were made by the Company.

The major non-cash transactions in the year ended December 31, 2004 are the issues of the Company’s common stock for the acquisition of CEN, the provision of consultancy works and the sourcing of a contract customer as detailed in notes 1, 14 and 15.

22.

POST BALANCE SHEET EVENTS

Subsequent to December 31, 2004, the Company paid income tax of approximately USD1.2 million.  The loan to Mr. Kung was fully repaid.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the period of January 1 to December 31, 2004, the Company has had no disagreements with its principal independent accountants.

ITEM 8A.

 CONTROLS AND PROCEDURES

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance of the achievement of these objectives.

On November 16, 2004, the Company appointed Ms. Chiang Min Liang as its new principal financial officer or CFO.  The Company’s Board made the decision to appoint a new CFO in order to have a more experienced person in that position, determined that Ms. Chiang Min Liang was well suited to the position because of her qualification and previous work experience.  The Company’s previous CFO, Mr. Cheung Ming Jeff, has continued his employment with the Company as the chief accountant.  The change of the CFO over financial reporting during the quarter ended December 31, 2004, has not materially affected, or is reasonably unlikely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

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

Directors and Executive Officers

Name	Age	Position held and tenure
Zhu Xiao Xin	38	President and Director since February 9, 2004
Kung Sze Chau	57	Chief Executive Officer and Director since February 9, 2004
Chiang Min Liang	40	Chief Financial Officer since November 16, 2004

Biographical Information

Below are brief descriptions of the backgrounds and experiences of the officers and directors:

Mr. Zhu Xiao Xin.

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

Mr. Kung Sze Chau.

Mr. Kung is the Chief Executive Officer and a director of China Expert Network Company Limited. He has held these positions since May 2000. Mr. Kung has over 20 years experience in investment and management. He was the past Vice President and Managing Director of many large-scale enterprises in PRC. He also specializes in biological pharmaceutical and property investments.

Ms. Chiang Min Liang.

Ms. Chiang received her Bachelor of Economics in 1988.  In 1997, she obtained the professional qualification of Certified Public Accountant in China.  Ms. Chiang started her career in the educational field where she taught auditing and accounting for over 6 years.  Later, Ms. Chiang worked in several leading enterprises in finance and accounting position and few well known professional accounting firms in China in which she was responsible for accounting, finance, auditing, capital verification, and asset appraisal work for many listed enterprises.  Ms. Chiang has over 16 years of experience in finance and auditing in China and Hong Kong.  She has joined the China Expert group as the Chief Accountant since June 2004.

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

Section 16(a) Beneficial Ownership Compliance

Based solely on a review of Forms 3 and 4 furnished to the Company during the fiscal year ended December 31, 2004, none of the officers, directors or principal shareholders of the Company have failed to file or been delinquent in filing reports required under Section 16(a) of the Exchange Act.

Code of Ethics

The Company does not currently have a code of ethics. When the current management of the Company was appointed on February 9, 2004, the Company did not have a code of ethics in place, and the current management has not yet adopted a code of ethics. The Company intends to adopt a code of ethics in the near future.

ITEM 10.

EXECUTIVE COMPENSATION

During the fiscal years ending December 31, 2004, 2003 and 2002, none of our executive officers was paid compensation in excess of $100,000 per year.

The following table sets forth the compensation paid by us to our chief executive officer for fiscal years ending 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE
		Annual compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)

Kung Sze Chau, Director and CEO	2004	0	0	0
	2003	0	0	0
	2002	0	0	0

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During the fiscal year ended December 31, 2004, no Director received or accrued any compensation for his services as a Director, including committee participation or special assignments.

The Company has no written employment agreement with Mr. Kung Sze Chau, its CEO and director who has not received any compensation during the fiscal year ended December 31, 2004.

The Company, through its subsidiary, ENS, has written employment agreements with Zhu Xiao Xin, its President and Director and Chiang Min Liang, its Chief Financial Officer.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date hereof, stock ownership of each executive officer and director of the Company, of all executive officers and directors of the Company, as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any options, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.

Name and Address	Number of Shares Beneficially Owned	Percent of Class

Zhu Xiaoxin (1) (2)	1,893,825	7.76%

Kung Sze Chau (1) (3)	2,109,461	8.64%
Chiang Min Liang (1)	0	0
Lai Man Yuk (4)	2,535,732	10.39%
Tsang Chi Wai Eric (5)	1,459,242	5.98%
Chan Chak Mo (6)	2,265,613	9.28%

Li Sze Tang (7)	3,709,904	15.20%
Wong Lap Woon (8)	1,993,500	8.16%
China Data Holdings Limited (9)	9,967,500	45.18%
Ibroader Developments Limited	3,709,904	16.81%

China Link Investment Group Limited (10)	2,270,595	10.29%

I-Mode Technology Limited	1,993,500	9.04%
All Current Officers and Directors as a Group (11) (3 in Number)	4,003,286	16.40%

(1) The person listed is currently an officer, a director, or both, of the Company.

(2) Includes 1,893,825 shares held of record by China Data Holdings Limited, of which Mr. Zhu may be deemed to be the beneficial owner as a result of the ownership of approximately 19% of the share capital of China Data Holdings Limited by Supreme Top Limited, which is wholly owned by Mr. Zhu.

(3) Includes 906,046 shares held of record by China Data Holdings Limited, of which Mr. Kung may be deemed to be the beneficial owner as a result of the ownership of approximately 9.09% of the share capital of China Data Holdings Limited by Tongo Network Limited, which is wholly owned by Mr. Kung. Also includes 1,203,415 shares held of record by China Link Investment Group, of which Mr. Kung owns approximately 53% of the share capital.

(4) Includes 2,535,732 shares held of record by China Data Holdings Limited, of which Mr. Lai may be deemed to be the beneficial owner as a result of the ownership of approximately 31.8% of the share capital of China Data Holdings Limited by Asia Style.com Group Limited, of which Mr. Lai owns 80% of the share capital.

(5) Includes 633,933 shares held of record by China Data Holdings Limited, of which Mr. Tsang may be deemed to be the beneficial owner as a result of the ownership of approximately 31.8% of the share capital of China Data Holdings Limited by Asia Style.com Group Limited, of which Mr. Tsang owns 20% of the share capital.  Also includes 825,309 shares held of record by China Data Holdings Limited, of which Mr. Tsang may be deemed to be the beneficial owner as a result of ownership of approximately 8.28% of the share capital of China Data Holdings Limited by Lucky Cyber Investments Limited, which is wholly owned by Mr. Tsang.

(6) Includes 2,265,613 shares held of record by China Data Holdings Limited, of which Mr. Chan may be deemed to be the beneficial owner as a result of the ownership of approximately 22.73% of the share capital of China Data Holdings Limited by Assembled Profits Limited, which is wholly owned by Mr. Chan.

(7) Includes 3,709,904 shares held of record by Ibroader Developments Limited, of which Mr. Li may be deemed to be the beneficial owner, as a result of his ownership of Ibroader Developments Limited.

(8) Includes 1,993,500 shares held of record by I-Mode Technology Limited, of which Ms. Wong may be deemed to be the beneficial owner as a result of her ownership of I-Mode Technology Limited.

(9) Includes shares beneficially owned by Zhu Xiaoxin and Kung Sze Chau, as described in the footnotes (2) and (3), above.

(10) Includes shares beneficially owned by Kung Sze Chau, as described in footnote (3) above.

(11) Includes shares beneficially owned by Zhu Xiaoxin and Kung Sze Chau as described in footnotes (2) and (3), above.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the share exchange transaction with China Expert which was consummated on February 9, 2004, the Company issued a total of 200,000 shares to Hudson Capital Corporation, as compensation for consulting services. Terry G. Cook, who was the President and a Director of the Company at the time of the share exchange transaction, is the controlling shareholder of Hudson Capital Corporation.

The Company rents office space in Shenzhen, China for its operative office from a former officer, Mr. Lai Man Yuk.  The Company paid $168,487 being total rental for the offices in the fiscal year 2004.  The rental rate was established by the parties based upon market rental rates.

The Company made a loan in the amount of approximately $3,000,000 to Kung Sze Chau, one of its officers and directors.  The loan is unsecured, bears interest at the rate of 5.22% per annum, and is due and payable in full on January 15, 2005. During the year the Company received interest payments totaling $22,111 from Mr. Kung.  The loan was paid in full subsequent to December 31, 2004.

ITEM 13.

EXHIBITS

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by PKF, Certified Public Accountants for audit of the Company's annual financial statements were [$**] for the fiscal year ended December 31, 2004, and $0 for the fiscal year ended December 31, 2003.  The aggregate fees billed by PKF, Certified Public Accountant, for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $23,077 during the period ended December 31, 2004.  PKF, Certified Public Accountant, has been retained on December 29, 2004 to audit the Company’s annual financial statements for the fiscal year ended December 31, 2004.  PKF, Certified Public Accountant, adopting reverse takeover accounting treatment for financial reporting purpose, audited the annual financial statements of the Company as a continuity of China Expert for the fiscal year ended December 31, 2003 and December 31, 2002.

** The Company has not been billed but the fees are expected to be approximately $102,564.

The aggregate fees billed by Telford Sadovnick, P.L.L.C. for audit of the Company's annual financial statements were $5,000 for the fiscal year ended December 31, 2003, and $0 for the fiscal year ended December 31, 2002.  The aggregate fees billed by Telford Sadovnick, P.L.L.C. for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $0 during the period ended December 31, 2003, and $0 during the period ended December 31, 2002.  Telford Sadovnick, P.L.L.C., was retained in January 2004 to audit the Company’s annual financial statements for the fiscal year ended December 31, 2003.  They were not involved prior to January 2004 and thus did not audit the Company’s annual financial statements for the fiscal year ended December 31, 2002 and to review the quarterly reports for the fiscal year ended December 31, 2003 or earlier.

Audit-Related Fees

PKF, Certified Public Accountants, did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending December 31, 2004.

Telford Sadovnick, P.L.L.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending December 31, 2003.

Tax Fees

The aggregate fees billed by PKF, Certified Public Accountants, for tax compliance, advice and planning were still unknown for the fiscal year ended December 31, 2004.  The Company has not been billed but the fees are expected to be approximately $2,000.

The aggregate fees billed by Telford Sadovnick, P.L.L.C. for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2002.

All Other Fees

PKF, Certified Public Accountants, did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2004.

Telford Sadovnick, P.L.L.C.did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2005.

CHINA EXPERT TECHNOLOGY, INC.
(Registrant)

By: /s/ Zhu Xiaoxin
Zhu Xiaoxin, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Zhu Xiaoxin
Zhu Xiaoxin, President and Director

Date:  March 14, 2005

By /s / Kung Sze Chau
Chief Executive Officer and Director

Date:  March 14, 2005

By /s /Chiang Min Liang
Chief Financial Officer

Date:  March 14, 2005