Form 10QSB
period 2005-03-31
CHINA EXPERT TECHNOLOGY INC
filed 2005-05-17
CIK 1039726

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X. No

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X  No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At March 31, 2005, 24,414,679 shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes....     No..X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the three months ended March 31, 2005, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

CHINA EXPERT TECHNOLOGY, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2005 AND 2004

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
	USD	USD
ASSETS

Current assets
Cash and cash equivalents	3,344,895	3,265,318
Costs and estimated earnings in excess of billings on
uncompleted contracts (Note 8)	9,144,348	-
Accounts receivable	278,807	4,438,331
Loan to a director	-	3,031,479
Amount due from a director	360	360
Prepayments, deposits and other receivables (Note 7)	6,608,601	3,871,440

Total current assets	19,377,011	14,606,928

Property and equipment, net	16,568	21,131
Intangible assets, net (Note 6)	192,802	289,203
Prepaid expenses (Note 3)	1,937,500	2,062,500
Deferred tax assets	121,758	271,758

Total assets	21,645,639	17,251,520

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	784,976	975,118
Receipts in advance (Note 9)	1,921,622	-
Accrued expenses	213,041	248,556
PRC business tax	1,070,821	957,804
Amount due to a former officer	409,613	115,356
Amount due to a director	160,459	160,459
Amounts due to shareholders	730	730
Income tax payable	1,523,651	2,148,319

Total current liabilities	6,084,913	4,606,342

Stockholders’ equity

Common stock: USD 0.001 par value, 200,000,000
shares authorized; 24,414,679 shares issued and
outstanding at March 31, 2005 (December 31, 2004 :
24,414,679 shares)	3,879,727	3,879,727
Paid-in capital (Note 10)	3,598,854	3,598,854
Retained earnings	8,082,145	5,166,597

Total stockholders’ equity	15,560,726	12,645,178

Total liabilities and stockholders’ equity	21,645,639	17,251,520

See the accompanying notes to the unaudited consolidated financial statements

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
	USD	USD

Revenue	8,682,558	1,419,977

Cost of revenue	(4,628,678)	(799,870)

Gross profit	4,053,880	620,107

Other income	3,937	27,705

General and administrative expenses	(288,178)	(236,810)

Intangible assets amortization	(96,401)	(96,401)

Depreciation and amortization	(4,563)	(14,273)

Other expenses	-	(22,065)

Income before income tax	3,668,675	278,263

Income tax expenses (Note 5)	(753,127)	(56,608)

Net income	2,915,548	221,655

Net income per share (Note 4(i))	0.119	0.010

See the accompanying notes to the unaudited consolidated financial statements

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
	USD	USD
Cash flows from operating activities:

Net income	2,915,548	221,655

Adjustments to reconcile net income to net cash used in
operating activities :
Intangible assets amortization	96,401	96,401
Amortization of prepaid expenses	125,000	90,000
Depreciation and amortization	4,563	14,273
Decrease/(increase) in deferred tax assets	150,000	(31,645)
Other expenses	-	22,065

Changes in operating assets and liabilities :
Decrease in accounts receivable	4,159,524	-
Increase in costs and estimated earnings in excess of billings on
uncompleted contracts	(9,144,348)	(987,441)
(Increase)/decrease in prepayments, deposits and other receivables	(2,737,161)	585,319
Decrease in accounts payable	(190,142)	(9,686)
Decrease in deposits received	-	(6,659)
Increase in receipt in advance	1,921,622	-
Decrease in accrued expenses	(35,515)	(36,157)
Increase/(decrease) in PRC business tax	113,017	(4,116)
Decrease in billings in excess of costs and estimated
earnings on uncompleted contracts	-	(164,820)
Increase in amount due to a former officer	294,257	-
Increase in income tax payable	(624,668)	88,253

Net cash used in operating activities	(2,951,902)	(122,558)

Cash flows from financing activities :

Repayment from directors and officers	3,031,479	94,787

Net cash provided by financing activities	3,031,479	94,787

Net increase/(decrease) in cash and cash equivalents	79,577	(27,771)

Cash and cash equivalents, beginning of period	3,265,318	47,223

Cash and cash equivalents, end of period	3,344,895	19,452

Supplemental information:

Income tax paid	1,227,795	-

See the accompanying notes to the unaudited consolidated financial statements

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

BASIS OF PRESENTATION

The accompanying consolidated financial statements of China Expert Technology, Inc (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information.  Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three months ended March 31, 2005 have been made.  Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

2.

DESCRIPTION OF BUSINESS

The Company continues to be engaged in the provision of system integration services, consultancy services and agency services.  All the Company’s revenues for the quarter periods presented in the consolidated financial statements and two years prior to this first quarter are derived from two governmental organizations in Fujian Province of the People’s Republic of China (the “PRC”) with contract sums amounting to approximately USD26 million and approximately USD29 million respectively.

The first project has been substantially completed in the first quarter of 2005 whilst the second one was still in progress.  In addition, the Company has obtained a contract in the PRC with contract sum amounting to approximately USD15 million.  This contract has not yet commenced during the first quarter.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company balances and transactions are eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates required to be made by management include the recoverability of long-lived assets and recognition of revenue under long-term contracts.  Actual results could differ from those estimates.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Recently issued accounting pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The Company is currently assessing the impact of this Standard on its results of operations and financial position.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.

NET INCOME PER SHARE

(i)

The basic net income per share is calculated using the net income and the weighted average number of shares outstanding during the quarter periods.

	Three months ended March 31,
	2005	2004

Net income (USD)	2,915,548	221,655

Weighted average number
of shares outstanding	24,414,679	22,601,820

Basic net income per
share (USD)	0.119	0.010

(ii)

The diluted net income per share is not presented, as there are no dilutive securities in either period.

5.

INCOME TAX EXPENSES

Income tax expenses represent the sum of current and deferred taxes.

Current tax is calculated at 15% on the estimated assessable profits of a subsidiary operating in the PRC for the quarter periods presented.

Valuation allowance of USD 171,516 has been provided on deferred tax assets at March 31, 2005 (2004 : Nil) primarily due to the uncertainty in generating future income by a subsidiary of the Company, China Expert Network Company Limited (“CEN”).  The Company determined that the valuation allowance was required based upon the recent losses of CEN.

6.

INTANGIBLE ASSETS

The intangible assets are information databases and represent costs for acquiring the expert information data assembled by and lists and details of projects developed by parties independent of the Group.

The information database is stated at cost less accumulated amortization at the balance sheet date.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.

PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

At March 31, 2005 and December 31, 2004, the balances comprised of the following:

	March 31,	December 31,
	2005	2004
	USD	USD
	(Unaudited)	(Audited)

Prepaid contract costs	6,576,461	3,827,136
Rental and other deposits	32,140	44,304

	6,608,601	3,871,440

8.

COST AND ESTIMATED EARNINGS IN EXCESS OF

BILLINGS ON UNCOMPLETED CONTRACTS

	March 31,	December 31,
	2005	2004
	USD	USD
	(Unaudited)	(Audited)

Costs and estimated earnings to date	42,312,441	33,168,093
Less : Billings	(33,168,093)	(33,168,093)

	9,144,348	-

9.

RECEIPTS IN ADVANCE

They represent the receipts from two governmental organizations in Fujian Province before billings are made for the two projects.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.

PAID-IN CAPITAL

On February 18, 2004, the Company entered into consulting agreements (the “Agreements”) with several consultants for the provision of corporate finance and reporting, information technology process improvement and technology support services to the Company.  The terms of these Agreements commenced on February 18, 2004 and will expire on February 17, 2009.  In consideration of the consulting services provided, the Company agreed to issue in aggregate 1,800,000 shares of the Company’s common stock to the consultants.

The paid-in capital represents the excess of the aggregate fair value of the Company’s common stock issued under the Agreements over the par value of the stock issued.  The fair value is determined by reference to the average price of the Company’s common stock quoted on the OTCBB at the date of issuance.

11.

STOCK INCENTIVE PLAN

(i)

At the annual meeting of the stockholders held on January 21, 2003, the Company’s 2002 Stock Incentive Plan (the “Plan”) was approved.  Under the Plan, the Compensation Committee of the Board of Directors, at its discretion, may grant common stock or options to purchase common stock of the Company to key employees, consultants, and non-employee directors of the Company.

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

(ii)

No options or awards have been granted, exercised or lapsed during the three months ended March 31, 2005.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.

PENSION PLANS

The Company participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all of its eligible employees in Hong Kong.

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

The assets of the schemes are controlled by trustees and held separately from those of both subsidiaries.  Total pension cost was USD 3,796 and USD 4,733 during the three months ended March 31, 2005 and 2004 respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact are what is known as “forward looking statements”, which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Overview

For the fiscal year ended December 31, 2004 and for the three month period ended March 31, 2005, the Company was profitable and had a positive cash flow.  Through June 30, 2004, the Company had a deficit accumulated in the development stage.   It reached profitability during 2004 by operating an e-government project for Jinjiang City government in the Fujian Province, China, which was completed in January, 2005.

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

During the three month period ended March 31, 2005, and as of March 31, 2005,  management is focused on the immediate task of improving the Company's ability to capture the e-government market in China and continue to provide income stability.

The Company anticipates, based on internal forecasts and assumptions, that it will obtain two new contracts in 2005, with estimated contract prices totaling approximately $30 million. Based on that assumption, management is projecting approximately 15% growth on its revenues and profits for the fiscal year ended December 31, 2005.

Results of Operations

The Company's financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

The following table sets forth, for the periods indicated, certain operating information expressed in dollar amounts and as a percentage of revenue:

	Three months ended March 31, 2005		Three months ended March 31, 2004
	Dollar Amount	% Revenue	Dollar amount	% Revenue

Revenues	8,682,558	100%	1,419,977	100%
Cost of Revenues	4,628,678	53.31%	799,870	56.33%

Gross Profit	4,053,880	46.69%	620,107	43.67%
Other Income	3,937	nil	27,705	1.95%
Selling, general and administrative expenses	288,178	3.31%	263,810	18.58%

Income before income tax	3,668,675	42.25%	278,263	19.60%

Income tax expenses	753,127	8.67%	56,608	3.99%

Net Income	2,915,548	33.58%	221,655	15.61%
Net Income Per Share	0.119		0.010

REVENUES.  Revenues were $8,682,558 in the three months ended March 31, 2005, as compared to $1,419,977 in the three months ended March 31, 2004. The increase in revenues in the three-month period is attributable to increased contract revenue from the Company’s e-government projects. All of the Company’s total revenue is derived from the JinJiang e-government project.

COST OF REVENUES.  Cost of revenues were $4,628,678 in the three months ended March 31, 2005, compared to $799,870 in the three months ended March 31, 2004 as a result of increased costs associated with higher revenues. As a percentage of revenues, cost of revenues were 53% in the three months ended March 31, 2005 compared to 56% in the three months ended March

31, 2004. Gross profit was $4,053,880 in the three months ended March 31, 2005, compared to $620,107 in the three months ended March 31, 2004. As a percentage of revenues, gross profit increased to 47% in the three months ended March 31, 2005 from 44% in the three months ended March 31, 2004.

OTHER INCOME.  Other income was $3,937 in the three months ended March 31, 2005 compared to $27,705 in the three months ended March 31, 2004.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $288,278 in the three months ended March 31, 2005, compared to $236,810 in the three months ended March 31, 2004, as a result of increased costs associated with higher revenues.   As a percentage of revenues, general and administrative expenses decreased substantially from approximately 17% in the three months ended March 31, 2004 to only approximately 3% in the three months ended March 31, 2005.   This decrease in general and administrative expenses as a percentage of revenues was primarily attributable to the fact that the Company has achieved better costs control over staffing expenses.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.  Income before income tax was $3,668,675 in the three months ended March 31, 2005, compared to $278,263 in the three months ended March 31, 2004.   This increase was attributable to the increase in the level of work under the JinJiang contract.  As a percentage of revenue, income before income tax and income tax expense increased from approximately 20% for the three months ended March 31, 2004, to approximately 42% for the three months ended March 31, 2005.  This increase in income before income tax and income tax expenses as a percentage of revenue is primarily attributable the fact that the Company was able to increase revenues substantially with only a nominal increase in general and administrative expenses.

Income tax expenses were $753,127 in the three months ended March 31, 2005 compared to $56,608 in the three months ended March 31, 2004. This increase is attributable to an increase in the PRC enterprise income tax as a result of a substantial increase in the revenue.

NET INCOME. Net income was $2,915,548 in the three months ended March 31, 2005, compared to $221,655 in the three-months ended March 31, 2004. As a percentage of revenue, net income was approximately 34% in the three months ended March 31, 2005 compared to approximately 16% in the three months ended March 31, 2004.   This increase in net income as a percentage of revenue is primarily attributable the fact that the Company was able to increase revenues substantially with only a nominal increase in general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2005, the Company had $3,344,895 of cash and cash equivalents on hand as compared to $3,365,318 as of December 31, 2004, representing an increase of $79,577 during the three-month period.  As of March 31, 2004, the Company had $19,452 of cash and cash equivalents on hand.

The Company anticipates, based on internal forecasts relating to our projects, that existing cash and funds generated from the existing projects will be sufficient to meet working capital and capital expenditure requirements for all our existing projects for the remainder of 2005.  However, in the event that the Company signs up new contracts during 2005, it is likely that it will be required to seek additional financing (See “Overview”).  There can be no assurance that we will be able to obtain additional financing on terms acceptable to it, or at all.

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

Revenue recognition

We recognize revenue from fixed price long-term contracts on a percentage of completion method for individual contracts. Revenues are recognized in a ratio of what costs incurred bear to the total estimated contract costs. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the year in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In circumstances where the work performed on fixed price agreements is of relatively short duration, the completed contract method of accounting is used in which revenue is recognized when the work is completed.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The Company is currently assessing the impact of this Standard on its results of operations and financial position.

ITEM 3.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT’S BEST JUDGMENT BASED UPON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES.  ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

The following exhibits are filed herewith:

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

CHINA EXPERT TECHNOLOGY, INC.

By: /s/ Zhu Xiaoxin
Chief Executive Officer, President and Director

Date:  May 17, 2005

By /s /Chiang Min Liang
Chief Financial Officer

Date:  May 17, 2005

By /s / Kung Sze Chau
Director

Date:  May 17, 2005