Form 10QSB
period 2005-06-30
CHINA EXPERT TECHNOLOGY INC
filed 2005-08-12
CIK 1039726

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At June 30, 2005, 24,414,679 shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes....     No..X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the six months ended June 30, 2005, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

CHINA EXPERT TECHNOLOGY, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the six months ended June 30, 2005 and 2004

CONTENTS

Pages
Condensed consolidated balance sheets	4
Condensed consolidated statements of income	5
Condensed consolidated statements of cash flows	6
Notes to condensed consolidated financial statements	7 - 11

CHINA EXPERT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	3,767,797	3,265,318
Accounts receivable	6,103,788	4,438,331
Cost & estimated earnings in excess of billings on uncompleted contracts	5,762,377	-
Amount due from a director	360	360
Amount due from a former officer	1,930,670	2,022,525
Loan to a director	-	3,031,479
Prepayments, deposits and other receivables	5,117,569	3,871,440
Total current assets	22,682,561	16,629,453
Property and equipment, net	35,878	21,131
Intangible assets, net	96,401	289,203
Prepaid consultancy fees	1,812,500	2,062,500
Deferred tax assets	-	271,758
	24,627,340	19,274,045
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	578,836	975,118
Accrued expenses	123,296	248,556
Amount due to a director	160,459	160,459
Amount due to a former officer	2,525,505	2,137,881
Amount due to shareholders	4,200	730
Income taxes payable	2,059,473	2,148,319
PRC business tax payable	621,445	957,804
Receipts in advance	439,287	-
Total current liabilities	6,512,501	6,628,867
Stockholders' equity
Common stock, par value USD0.001, authorized
200,000,000 shares; issued and outstanding
June 30, 2005: 24,414,679 shares;
December 31, 2004:24,414,679 shares	24,414	24,414
Additional paid-in capital	7,454,167	7,454,167
Retained earnings	10,636,258	5,166,597
Total stockholders' equity	18,114,839	12,645,178
Total liabilities and stockholders' equity	24,627,340	19,274,045

See the accompanying notes to condensed consolidated financial statements

CHINA EXPERT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	USD	USD	USD	USD
Revenue	8,327,038	7,146,980	17,009,596	8,566,957
Cost of revenue	(4,714,908)	(4,238,482)	(9,343,586)	(5,038,352)
Gross profit	3,612,130	2,908,498	7,666,010	3,528,605
Other income	5,898	9,819	9,835	37,524
General and administrative expenses	(298,472)	(372,648)	(586,650)	(609,458)
Intangible assets amortization	(96,401)	(96,401)	(192,802)	(192,802)
Depreciation of property and equipment	(5,241)	(14,266)	(9,804)	(28,539)
Other expenses	(6,221)	-	(6,221)	(22,065)
Income before income taxes	3,211,693	2,435,002	6,880,368	2,713,265
Income tax expense	(657,580)	(615,535)	(1,410,707)	(672,143)
Net income	2,554,113	1,819,467	5,469,661	2,041,122

Net income per share
- basic and diluted	0.105	0.076	0.224	0.088

Weighted average common stock Outstanding
- basic and diluted	24,414,679	23,863,474	24,414,679	23,232,647

See the accompanying notes to condensed consolidated financial statements

CHINA EXPERT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:	USD	USD
Net income	5,469,661	2,041,122
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Intangible assets amortization	192,802	192,802
Amortization of prepaid consultancy fees	250,000	270,000
Depreciation of property and equipment	9,804	28,539
Decrease in deferred tax assets	271,758	150,000
Other expenses	-	22,065
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,665,457)	-
Increase in cost & estimated earnings in excess of billings on uncompleted contracts	(5,762,377)	(1,006,376)
Increase in prepayments, deposits and other receivables	(1,246,129)	(1,066,867)
Decrease in accounts payable	(396,282)	(1,123)
Decrease in deposits received	-	(93,141)
Increase in receipt in advance	439,287	-
Decrease in accrued expenses	(125,260)	(90,778)
(Decrease) increase in PRC business tax payable	(336,359)	374,237
Decrease in billings in excess of costs and estimated
earnings on uncompleted contracts	-	(164,820)
Increase in amount due to shareholders	3,470	-
(Decrease) increase in income taxes payable	(88,846)	522,144
Net cash provided by (used in) operating activities	(2,983,928)	1,177,804
Cash flows from investing activities:
Purchase of property and equipment	(24,551)	(2,304)
Repayment from a director	3,031,479	94,787
Net cash provided by investing activities	3,006,928	92,483
Cash flows from financing activities:
Increase in amount due to a former officer	479,479	-
Net cash provided by financing activities	479,479	-
Net increase in cash and cash equivalents	502,479	1,270,287
Cash and cash equivalents, beginning of period	3,265,318	47,223
Cash and cash equivalents, end of period	3,767,797	1,317,510
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	-	-
Income taxes	1,227,794	-
See the accompanying notes to condensed consolidated financial statements

1.

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of China Expert Technology, Inc (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information.  Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the six months ended June 30, 2005 have been made.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended December 31, 2004.  The Company follows the same accounting policies in preparation of interim reports.

Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

2.

DESCRIPTION OF BUSINESS

The Company continues to be engaged in the provision of system integration services, consultancy services and agency services.  All the Company’s revenues for the quarter periods presented in the condensed consolidated financial statements.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company balances and transactions are eliminated in consolidation.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates required to be made by management include the recoverability of long lived assets and recognition of revenue under long term contracts.  Actual results could differ from those estimates.

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

Recently issued accounting pronouncements

In June 2005, the FASB issued SFAS No.154, “Accounting Changes and Error corrections- a replacement of APB Opinion No.20 and FASB Statement No.3”.  This statement replaces APB Opinion No.20, Accounting Changes and FASB Statement No.3, Reporting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principles. This statement applies to all voluntary changes in accounting principles. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company is currently assessing the impact of this interpretation on the Company’s consolidated financial statements.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements (Cont’d)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", SFAS No. 123(R) supersedes APB Opinion No.25, “Accounting for Stock Issued to Employees and amends SFAS No.95, “Statement of Cash Flows”.  Generally, the approach in SFAS No.123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No.123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  SFAS No. 123 (R) was to be effective from the beginning of the first interim or annual reporting period after June 15, 2005.  In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123(R).   As a result, SFAS 123(R) will be effective for small business issuers from the beginning of the first annual reporting period after December 15, 2005, which is the fiscal year ending December 31, 2006 for the Company.  The Company is currently assessing the impact of this statement on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which would be our second quarter of fiscal 2006. The adoption of SFAS No. 153 is not expected to have a material effect on our consolidated financial position or results of operations.

4.

PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	June 30,	December 31,
	2005	2004
	USD	USD
	(Unaudited)

Prepaid sub-contracting cost	5,064,095	3,827,136
Rental and other deposits	53,474	44,304

	5,117,569	3,871,440

5.

RELATED PARTY TRANSACTIONS

As of June 30, 2005 amount due from Mr. Lai Man Yuk, a former officer and currently also a beneficial owner of the Company, represents mainly temporary cash advances to Mr. Lai by a subsidiary.  Amounts due to Mr. Lai represent cash advances from him to the Company and subsidiaries.  The above balances are interest free, unsecured and without fixed term of repayment.  Details of the balances with Mr. Lai are as follows:

	June 30,	December 31,
	2005	2004
	USD	USD
	(Unaudited)

Amount due from Mr. Lai to: China Expert (Shenzhen) Company Limited	1,930,670	2,022,525

Amount due to Mr. Lai by:
the Company	1,977	-
China Expert Network Company Limited	2,499,737	2,133,691
Hong Zhong Holdings Limited	23,791	4,190
Amount due to Mr. Lai	2,525,505	2,137,881

In 2004, a rental agreement was signed between Mr. Lai and the Company for leasing of the office premises at Shenzhen at a monthly rent of RMB91,677 (equivalent to USD11,117), which was determined by both parties with reference to the market rental.  The operating lease arrangements with expiry date in December 2005 are cancelable and rentals are paid on a monthly basis.  During the period ended June 30, 2005 and 2004, the Company paid rental fee amounting to USD66,700 and USD30,784, respectively, to Mr. Lai.

In April 2005, Mr. Lai sold a used motor vehicle to the Company at an amount of HK$180,000 (equivalent to USD23,136) which was determined by both parties with reference to the market value.

A loan to a director, Mr. Kung Sze Chau, is interest bearing at 5.22% per annum, unsecured and due by January 14, 2005.  The loan was repaid during the period.

Other balances with directors and shareholders are interest–free, unsecured with no fixed terms of repayment.

6.

COST AND ESTIMATED EARNINGS IN EXCESS OF

    BILLINGS ON UNCOMPLETED CONTRACTS

	June 30,	December 31,
	2005	2004
	USD	USD
	(Unaudited)

Costs and estimated earnings to date	51,082,358	33,168,093
Less: Billings	(45,319,981)	(33,168,093)
	5,762,377	-

7.

COMMITMENTS AND CONTINGENCIES

The Company is obligated under operating leases requiring minimum rentals as follows:

USD

Six months ending December 31, 2005	53,030
Years ending December 31
2006	106,060
2007	29,166
Total minimum lease payments	188,256

There are no other material commitments and contingencies.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact are what is known as “forward looking statements”, which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Overview

For the three and six month periods ended June 30, 2005, the Company was profitable and had a positive cash flow by operating the following e-government projects for the city governments in the Fujian Province, China:

City	Start Date	Completion Date	Value (USD)
Jinjiang (1st Phrase)	April 2003	January 2005	26 million
Jinjiang (2nd Phrase)	May 2005	August 2006	10 Million
Jinjiang (3rd Phrase)	May 2005	August 2006	13 Million
Dehua (1st Phrase)	April 2004	August 2006	18 Million
Dehua (2nd Phrase)	January 2005	November 2005	12 Million

The Company reached profitability during 2004 by operating the Jinjiang (1st Phrase) project which was completed in January 2005. The Jinjiang (2nd and 3rd Phrase) and Dehua (1st and 2nd Phrase) projects are currently at the construction stage and generate revenue and cash flow to the Company for the three month period ended June 30, 2005.

In addition, the Company has obtained other e-government projects for two city governments in Fujian province, particulars of which are as follows:

City	Start Date	Completion Date	Value (USD)
Nan’an	August 2005	March 2007	14.5 Million
Huian	January 2006	July 2008	17 Million

The Company believes that these two projects will generate sufficient revenue and cash flows to enable the Company to continue as a going concern.

Since the Company does not receive any down payment for these projects, the cash in hands will be applied towards the operation of these projects until the Company receives its first payment.  As the Company plans to seek to capture a substantial portion of the e-government market in China as soon as possible, the Company may experience increased capital needs and may not have enough capital to fund other future operations without additional capital investments. Our capital needs will depend on numerous factors, including (1) our profitability; (2) the reduction of the service price of our competitor; and (3) the amount of our capital expenditures.  As the Company has obtained four e-government contracts for approximately $50 millions in total in 2005 and therefore will need to raise about $10 million for the working capital for these new e-government projects.  The Company will raise funds either in the form of an advance or an equity investment by outside investors, or some combination of each.

The Company’s need for capital to commence new e-government projects may have an impact on its short-term liquidity during 2005.

During the three month period ended June 30, 2005, and as of June 30, 2005, management is focused on the immediate task of improving the Company's ability to capture the e-government market in China and continue to provide income stability.

Based on the fact that the Company obtained four e-government contracts in 2005 with contract prices totaling approximately $50 millions, the management is projecting approximately 15% growth on its revenue and profits for the fiscal year ended December 2005.

Results of Operations

The Company's financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

The following table sets forth, for the periods indicated, certain operating information expressed in dollar amounts and as a percentage of revenue:

	Three months ended June 30		Six months ended June 30
	2004	2005	2004	2005

Revenues	100%	100%	100%	100%
Cost of Revenues	59.30	56.62	58.81	54.93

Gross Profit	40.70	43.38	41.19	45.07

Other Income	0.14	0.071	0.44	0.06
General and administrative expenses	5.21	3.58	7.11	3.45

Income before income tax	34.07	38.57	31.67	40.45

Income tax expenses	8.61	7.90	7.85	8.29

Net Income	25.46	30.67	23.83	32.16
Net Income Per Share	0.076	0.105	0.088	0.224

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

REVENUES.  Revenues were $8,327,038 in the three months ended June 30, 2005, as compared to $7,146,980 in the three months ended June 30, 2004. The increase in revenues in the three-month period is attributable to increased contract revenue from the Company’s Jinjiang (2nd and 3rd Phrase) and Dehua (1st and 2nd Phrase) e-government projects.

COST OF REVENUES.  Cost of revenues were $4,714,908 in the three months ended June 30, 2005, compared to $4,238,482, in the three months ended June 30, 2004 as a result of increased costs associated with higher revenues. As a percentage of revenues, cost of revenues were 56.62% in the three months ended June 30, 2005 compared to 59.30% in the three months ended June 30, 2004. This decrease in costs of revenue as a percentage of revenues was attributed to the fact that different margins were achieved during different stages of the two projects and the profit margin achieved in the three months ended June 30, 2005 was higher than those in the three months ended June 30, 2004. Gross profit was $3,612,130 in the three months ended June 30, 2005, compared to $2,908,498 in the three months ended June 30, 2004. As a percentage of revenues, gross profit increased to 43.38% in the three months ended June 30, 2005 from 40.70% in the three months ended June 30, 2004.

OTHER INCOME.  Other income was $5,898 in the three months ended June 30, 2005 compared to $9,819 in the three months ended June 30, 2004.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $298,472 in the three months ended June 30, 2005, compared to $372,648 in the three months ended June 30, 2004.   As a percentage of revenues, general and administrative expenses decreased from approximately 5% in the three months ended June 30, 2004 to only approximately 4% in the three months ended June 30, 2005.   This decrease in general and administrative expense was primarily attributable to the fact that the Company has achieved better costs control over staffing expenses.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.  Income before income tax was $3,211,693 in the three months ended June 30, 2005, compared to $2,435,002 in the three months ended June 30, 2004.   This increase was attributable to the increase in the level of work under the Jinjiang (2nd and 3rd Phrase) and Dehua (1st and 2nd Phrase) projects.  As a percentage of revenue, income before income tax increased from approximately 34% for the three months ended June 30, 2004, to approximately 39% for the three months ended June 30, 2005.  This increase in income before income tax as a percentage of revenue is primarily attributable the fact that the

Company was able to increase revenues with a decrease in general and administrative expenses.

Income tax expenses were $657,580 in the three months ended June 30, 2005 compared to $615,535 in the three months ended June 30, 2004. This increase is attributable to an increase in the PRC enterprise income tax as a result of an increase in the revenue.

NET INCOME. Net income was $2,554,113 in the three months ended June 30, 2005, compared to $1,819,467 in the three-months ended June 30, 2004. As a percentage of revenue, net income was approximately 31% in the three months ended June 30, 2005 compared to approximately 25% in the three months ended June 30, 2004.   This increase in net income as a percentage of revenue is primarily attributable to the fact that the Company was able to increase revenues with decrease in general and administrative expenses.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

REVENUES.  Revenues were $17,009,596 in the six months ended June 30, 2005, as compared to $8,566,957 in the six months ended June 30, 2004. The substantially increase in revenues in the six-month period is attributable to the completion of the Jinjiang (1st Phrase) e-government project in January 2005 and the commencement of the Jinjiang (2nd and 3rd Phrase) and Dehua (1st and 2nd Phrase) projects. All of the Company’s total revenue is generated from the Jingiang and Dehua e-government projects.

COST OF REVENUES.  Cost of revenues were $9,343,586 in the six months ended June 30, 2005, compared to $5,038,352, in the six months ended June 30, 2004 as a result of increased costs associated with the substantially increased revenues. As a percentage of revenues, cost of revenues were 54.93% in the six months ended June 30, 2005 compared to 58.80% in the six months ended June 30, 2004. This decrease in costs of revenue as a percentage of revenues was attributed to the fact that different margins were achieved during different stages of the two and the profit margin achieved in the six months ended June 30, 2005 was higher than those in the six months ended June 30, 2004. Gross profit was $7,666,010 in the six months ended June 30, 2005, compared to $3,528,605 in the six months ended June 30, 2004. As a percentage of revenues, gross profit increased to 45.07% in the six months ended June 30, 2005 from 41.20% in the six months ended June 30, 2004.

OTHER INCOME.  Other income was $9,835 in the six months ended June 30, 2005 compared to $37,524 in the six months ended June 30, 2004.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $586,650 in the six months ended June 30, 2005, compared to $609,458 in the six months ended June 30, 2004.   As a percentage of revenues, general and administrative expenses decreased from approximately 7% in the six months ended June 30, 2004 to only approximately 3% in the six months ended June 30, 2005.   This decrease in general and administrative expense was primarily attributable to the fact that the Company has achieved better costs control over staffing expenses.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.  Income before income tax was $6,880,368 in the six months ended June 30, 2005, compared to $2,713,265 in the six months ended June 30, 2004.   This increase was attributable to the revenue generated from Jinjiang (1st Phrase) and the increase in the level of work under the Jinjiang (2nd and 3rd Phrase) and Dehua (1st and 2nd Phrase)  projects.  As a percentage of revenue, income before income tax increased from approximately 32% for the six months ended June 30, 2004, to approximately 40% for the six months ended June 30, 2005.  This increase in income before income tax as a percentage of revenue is primarily attributable the fact that the Company was able to substantially increase revenues with a decrease in general and administrative expenses.

Income tax expenses were $1,410,707 in the six months ended June 30, 2005 compared to $672,143 in the six months ended June 30, 2004. This increase is attributable to an increase in the PRC enterprise income tax as a result of a substantial increase in the Company’s second quarter  revenue recognition.

NET INCOME. Net income was $5,469,661 in the six months ended June 30, 2005, compared to $2,041,122 in the six months ended June 30, 2004. As a percentage of revenue, net income was approximately 32% in the six months ended June 30, 2005 compared to approximately 24% in the six months ended June 30, 2004.   This increase in net income as a percentage of revenue is primarily attributable to the fact that the Company was able to substantially increase revenues with decrease in general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2005, the Company had $3,767,797 of cash and cash equivalents on hand as compared to $3,265,318 as of December 31, 2004, representing an increase of $502,479 during the six-month period.  As of June 30, 2004, the Company had $1,317,510 of cash and cash equivalents on hand.

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

Effect of Fluctuation in Foreign Exchange Rates

Our operating subsidiary is located in China.  The subsidiary buys all materials in China and receives payments from customers in China using Chinese Renminbi as the functional currency.  Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies.  During the past years of operation, there were no significant changes in exchange rates; however, the Chinese Government announced a revaluation of the Renminbi by 2% and adoption of new currencies policy in July 2005.  Such developments may cause a significant change in exchange rates .

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

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No.154, “Accounting Changes and Error corrections- a replacement of APB Opinion No.20 and FASB Statement No.3”.  This statement replaces APB Opinion No.20, Accounting Changes and FASB Statement No.3, Reporting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principles. This statement applies to all voluntary changes in accounting principles. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company is currently assessing the impact of this interpretation on the Company’s consolidated financial statements.

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

CHINA EXPERT TECHNOLOGY, INC.

By: /s/ Zhu Xiaoxin
Chief Executive Officer, President and Director

Date:  August 12, 2005

By: /s/ Huang Tao
Chairman and Director

Date:  August 12, 2005

By /s /Chiang Min Liang
Chief Financial Officer

Date:  August 12, 2005

By /s / Kung Sze Chau
Director

Date:  August 12, 2005