Form 10QSB
period 2005-09-30
CHINA EXPERT TECHNOLOGY INC
filed 2005-11-16
CIK 1039726

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X  No

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes… No .X

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At September 30, 2005, 23,593,727 shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes....     No..X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the nine months ended September 30, 2005, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

CHINA EXPERT TECHNOLOGY, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

CONTENTS

Pages

Condensed consolidated balance sheets	4

Condensed consolidated statements of income	5

Condensed consolidated statements of cash flows	6

Notes to condensed consolidated financial statements	7 - 10

CHINA EXPERT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	5,780,920	3,265,318
Accounts receivable	3,491,361	4,438,331
Cost & estimated earnings in excess of billings on uncompleted contracts	11,263,660	-
Amount due from a director	360	360
Amount due from a former officer	1,766,737	2,022,525
Loan to a director	-	3,031,479
Prepayments, deposits and other receivables	3,380,396	3,871,440
Total current assets	25,683,434	16,629,453
Property and equipment, net	31,536	21,131
Intangible assets, net	-	289,203
Prepaid consultancy fees	1,687,500	2,062,500
Deferred tax assets	-	271,758
	27,402,470	19,274,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	907,512	975,118
Accrued expenses	120,603	248,556
Amount due to a director	160,459	160,459
Amount due to a former officer	2,689,210	2,137,881
Amount due to shareholders	4,201	730
Income taxes payable	856,775	2,148,319
PRC business tax payable	1,039,185	957,804
Total current liabilities	5,777,945	6,628,867
Stockholders’ equity
Common stock, par value USD0.001, authorized
200,000,000 shares; issued and outstanding
September 30, 2005: 23,593,727 shares;
December 31, 2004:24,414,679 shares	23,593	24,414
Additional paid-in capital	8,078,566	7,454,167
Accumulated other comprehensive income	422,424	-
Retained earnings	13,099,942	5,166,597
Total stockholders’ equity	21,624,525	12,645,178
Total liabilities and stockholders’ equity	27,402,470	19,274,045

See the accompanying notes to condensed consolidated financial statements.

CHINA EXPERT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	USD	USD	USD	USD

Revenue	9,029,867	7,409,365	26,039,463	15,976,322
Cost of revenue	(4,942,107)	(4,359,545)	(14,285,693)	(9,397,897)
Gross profit	4,087,760	3,049,820	11,753,770	6,578,425
Other income	6,142	10,454	15,977	47,978
General and administrative expenses	(1,194,261)	(340,202)	(1,780,911)	(949,660)
Intangible assets amortization	(96,401)	(96,401)	(289,203)	(289,203)
Depreciation of property and equipment	(4,340)	(14,117)	(14,144)	(42,656)
Other expenses	-	-	(6,221)	(22,065)
Income before income taxes	2,798,900	2,609,554	9,679,268	5,322,819
Income tax expense	(335,216)	(451,669)	(1,745,923)	(1,123,812)
Net income	2,463,684	2,157,885	7,933,345	4,199,007

Foreign currency translation adjustment	422,424	-	422,424	-
Comprehensive income	2,886,108	2,157,885	8,355,769	4,199,007

Net income per share
- basic and diluted	0.104	0.090	0.329	0.179

Weighted average common stock Outstanding
- basic and diluted	23,593,727	23,863,474	24,141,028	23,444,458

See the accompanying notes to condensed consolidated financial statements.

CHINA EXPERT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
	USD	USD
Cash flows from operating activities:
Net income	7,933,345	4,199,007
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Intangible assets amortization	289,203	289,203
Amortization of prepaid consultancy fees	375,000	450,000
Depreciation of property and equipment	14,144	42,656
Consultancy services expenses compensated by common stock	623,578	-
Decrease in deferred tax assets	271,758	150,000
Other expenses	-	22,065
Changes in operating assets and liabilities:
Decrease in accounts receivable	946,970	-
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(11,263,660)	(74,213)
Decrease (increase) in prepayments, deposits and other receivables	491,044	(4,535,975)
Decrease in accounts payable	(67,606)	(9,686)
Decrease in deposits received	-	(93,141)
Decrease in accrued expenses	(127,953)	(101,870)
Increase in amount due to shareholders	3,471	-
Increase in PRC business tax payable	81,381	691,626
(Decrease) increase in income taxes payable	(1,291,544)	973,813
Net cash provided by (used in) operating activities	(1,720,869)	2,003,485
Cash flows from investing activities:
Purchase of property and equipment	(24,549)	(4,782)
Repayment from a director	3,031,479	-
Net cash provided by (used in) investing activities	3,006,930	(4,782)
Cash flows from financing activities:
Decrease in amount due from a former officer	807,117	-
Repayment from officers	-	94,787
Net cash provided by financing activities	807,117	94,787
Effect of exchange rate changes	422,424	-
Net increase in cash and cash equivalents	2,515,602	2,093,490
Cash and cash equivalents, beginning of period	3,265,318	47,223
Cash and cash equivalents, end of period	5,780,920	2,140,713
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid	-	-
Income taxes paid	3,037,504	-
Supplemental disclosure of significant non-cash transactions:
Issuance of common stock in connection with consulting services	623,578	-

See the accompanying notes to condensed consolidated financial statements.

CHINA EXPERT TECHNOLOGY, INC.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three months and nine months ended September 30, 2005 have been made.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended December 31, 2004.  The Company follows the same accounting policies in preparation of interim reports.

Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

2.

DESCRIPTION OF BUSINESS

The Company continues to be engaged in the provision of system integration services, consultancy services and agency services.  All the Company’s revenues for the quarter periods presented in the condensed consolidated financial statements and two years prior to this quarter are derived from two governmental organizations in Fujian Province of the People’s Republic of China (the “PRC”).

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

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Revenue recognition

Revenue from fixed price long-term contracts is recognized on the percentage of completion method for individual contracts. Revenues is recognized in the ratio that costs incurred bear to total estimated contract costs. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the year in which the revisions are determined.  Provisions for any estimated losses on uncompleted contracts are made in the year in which such losses are determinable.  In instances when the work performed on fixed price agreements is of relatively short duration, the completed contract method of accounting, whereby revenue is recognized when the work is completed, is used.

Cost of revenue

Cost of revenue comprises labor and other cost of personnel directly engaged in providing the services, subcontracting and attributable overhead costs. Cost of revenue does not include any allocation of depreciation or amortization expense.

Foreign Currency Translation

The Group uses China Renminbi (“RMB”) as a functional currency.  Transactions denominated in currencies other than RMB are translated into RMB at the applicable rates of exchange prevailing at the dates of the transactions.  Monetary assets and liabilities denominated in other currencies are translated into RMB at rates of exchange prevailing at the balance sheet date.  Exchange gains or losses arising from changes in exchange rates subsequent to the transactions dates for monetary assets and liabilities denominated in other currencies are included in the determination of net income for the respective period.

For financial reporting purposes, RMB has been translated into United States dollars (“USD”) as the reporting currency.  Assets and liabilities are translated at the exchange rate in effect at period end.  Income statement accounts are translated at the average rate of exchange prevailing during the period.  Translation adjustments arising from the use of different exchange rate from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”.  Gains and losses resulting from foreign currency transactions are included in other comprehensive income/(loss).

During the nine months period ended 30 September 2005, foreign currency translation adjustment amounted to US$422,424 was recognized as other comprehensive income.

Recently issued accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", SFAS No. 123(R) supersedes APB Opinion No.25, “Accounting for Stock Issued to Employees and amends SFAS No.95, “Statement of Cash Flows”.  Generally, the approach in SFAS No.123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No.123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  SFAS No. 123 (R) was to be effective from the beginning of the first interim or annual reporting period after June 15, 2005.  In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123(R).   As a result, SFAS 123(R) will be

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

effective for small business issuers from the beginning of the first annual reporting period after December 15, 2005, which is the fiscal year ending December 31, 2006 for the Company.  The

Company is currently assessing the impact of this statement on the Company’s consolidated financial statements.

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

In May 2005, the Financial Accounting Standards Board (“FASB”) SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

4.

PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	September 30,	December 31,
	2005	2004
	USD	USD
	(Unaudited)

Prepaid sub-contracting cost	3,310,974	3,827,136
Rental and other deposits	69,422	44,304
	3,380,396	3,871,440

5.

RELATED PARTY TRANSACTIONS

As of September 30, 2005 amount due from Mr. Lai Man Yuk, a former officer and currently  a beneficial owner of the Company, represents mainly temporary cash advances to Mr. Lai by a subsidiary.  Amounts due to Mr. Lai represent cash advances from him to the Company and subsidiaries.  These balances are interest free, unsecured and without fixed term of repayment. Details of the balances with Mr. Lai are as follows:

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2005	2004
	USD	USD
	(Unaudited)

Amount due from Mr. Lai to: China Expert (Shenzhen) Company Limited	1,766,737	2,022,525

Amount due to Mr. Lai by:
the Company	1,977	-
China Data Holdings Limited	448,866	-
China Expert Network Company Limited	2,190,096	2,133,691
Hong Zhong Holdings Limited	48,271	4,190
Total	2,689,210	2,137,881

5.

RELATED PARTY TRANSACTIONS - Continued

In 2004, a rental agreement was signed between Mr. Lai and the Company for leasing of the office premises at Shenzhen at a monthly rent of RMB91,677 (equivalent to USD11,117), which was determined by both parties with reference to the market rental.  The operating lease arrangements with expiry date in December 2005 are cancelable and rentals are paid on a monthly basis.  During the period ended September 30, 2005 and 2004, the Company paid rental fee amounting to USD100,053 and USD100,053 respectively, to Mr. Lai.

A loan to a director, Mr. Kung Sze Chau, which was interest bearing at 5.22% per annum, unsecured and due by January 14, 2005 was repaid during the period.

Other balances with directors and shareholders are interest–free and unsecured with no fixed terms of repayment.

6.

COST AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

	September 30,	December 31,
	2005	2004
	USD	USD
	(Unaudited)

Costs and estimated earnings to date	61,866,302	33,168,093
Less: Billings	(50,602,642)	(33,168,093)
	11,263,660	-

7.

COMMITMENTS AND CONTINGENCIES

The Company is obligated under operating leases requiring minimum rentals as follows:

USD

Three months ending December 31, 2005	26,515
Years ending December 31
2006	106,060
2007	29,166
Total minimum lease payments	161,741

There are no other material commitments and contingencies.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.

STOCKHOLDERS’ EQUITY

In July 2005, the Company issued 1,056,911 shares of common stock as compensation for consultancy services.  This resulted in the recognition of consulting expenses included in general and administrative expenses of $623,578 for the nine months ended September 30, 2005.

In addition, the Company cancelled 1,877,863 shares of common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact are what is known as “forward looking statements”, which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Overview

The Company has been awarded three contracts during 2005, including Jinjiang (2nd and 3rd Phrase), and Dehua (2nd Phrase).  During the quarter, we continued to carry on work on all of these projects, and all of our revenue during the quarter, which totaled $9,029,867, is attributable to our work on these projects.

For the nine months ended 30 September 2005, the Company’s revenues totaled $26,039,463, representing an increase of approximately 63% as compared to that in the corresponding period of 2004.

We are continuing to use our best efforts to promote our e-government services and to expand and improve our relationships with various counties and provinces in the PRC.  During the third quarter we signed a contract with the Electric Administration Management Company Limited of Huian County and a contract with the Nan’an City People’s Municipality of Fujian Province.

The ongoing projects are as follows:

Project	Tentative Commencement Date	Target Completion Date	Contract value	Outstanding contract value

Jinjiang (2nd Phase)	May 2005	August 2006	10 Million	5 Million
Jinjiang (3rd Phase)	May 2005	August 2006	13 Million	8.6Million
Dehua (1st Phase)	April 2004	August 2006	18 Million	0.35 Million
Dehua (2nd Phase)	January 2005	November 2005	12 Million	2.2 Million
Nan’an	August 2005	March 2007	14.5 Million	14.5 Million
Huian	January 2006	July 2008	17 Million	17 Million

Results of Operations

The Company’s financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

The following table sets forth, for the periods indicated, certain operating information expressed in dollar amounts and as a percentage of revenue:

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004

Revenues	100%	100%	100%	100%
Cost of Revenues	54.73	58.84	54.86	58.82

Gross Profit	45.27	41.16	45.14	41.18
Other Income	0.07	0.14	0.06	0.30
General and administrative expenses	13.23	4.59	6.84	5.94

Income before income tax	31.00	35.22	37.17	33.32

Income tax expenses	3.71	6.10	6.70	7.03

Net Income	27.28	29.12	30.47	26.28
Net Income Per Share	$0.104	$0.090	$0.329	$0.179

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

REVENUES.  Revenues were $9,029,867 in the three months ended September 30, 2005, as compared to $7,409,365 in the three months ended September 30, 2004. The increase in revenues in the three-month period is attributable to increased contract revenue from the Company’s Jinjiang (2nd and 3rd Phrase) and Dehua (1st and 2nd Phrase) e-government projects.

COST OF REVENUES.  Cost of revenues were $4,942,107 in the three months ended September 30, 2005, compared to $4,359,545 in the three months ended September 30, 2004 as a result of increased costs associated with higher revenues. As a percentage of revenues, cost of revenues were 54.73% in the three months ended September 30, 2005 compared to 58.84% in the three months ended September 30, 2004. This decrease in costs of revenue as a percentage of revenues was attributed to the fact that different margins were achieved during different stages of the two projects and the profit margin achieved in the three months ended September 30, 2005 was higher than those in the three months ended September 30, 2004. Projects in 2005 have a higher level of margin due to economies of scale and better cost control over project costs. Gross profit was $4,087,760 in the three months ended September 30, 2005, compared to $3,049,820 in the three months ended September 30, 2004. As a percentage of revenues, gross profit increased to 45.27% in the three months ended September 30, 2005 from 41.16% in the three months ended September 30, 2004.

OTHER INCOME.  Other income was $6,142 in the three months ended September 30, 2005 compared to $10,454 in the three months ended September 30, 2004.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,194,261 in the three months ended September 30, 2005, compared to $340,202 in the three months ended September 30, 2004.   As a percentage of revenues, general and administrative expenses increased from 4.59% in the three months ended September 30, 2004 to 13.23% in the three months ended September 30, 2005.   This increase in general and administrative expenses was largely due to a commission of $623,578 paid to an independent consultant for the sourcing of an e-Government contract with Huian County in the Fujian Province of China.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.  Income before income tax was $2,798,900 in the three months ended September 30, 2005, compared to $2,609,554 in the three months ended September 30, 2004.   This increase was attributable to the increase in the level of work under the Jinjiang (2nd and 3rd Phase) and Dehua (1st and 2nd Phase) projects.  As a percentage of revenue, income before income tax decreased from 35.22% for the three months ended September 30, 2004, to 31.00% for the three months ended September 30, 2005.  This decrease in income before income tax as a percentage of revenue is primarily due to the increase in general and administrative expenses.

Income tax expenses were $335,216 in the three months ended September 30, 2005 compared to $451,669 in the three months ended September 30, 2004.  This decrease is attributable to the overprovision of income tax in the first two quarters.

NET INCOME. Net income was $2,463,684 in the three months ended September 30, 2005, compared to $2,157,885 in the three months ended September 30, 2004. As a percentage of revenue, net income was 27.28% in the three months ended September 30, 2005 compared to 29.12% in the three months ended September 30, 2004.  The increase in net income is primarily attributable to the fact that the Company was able to increase revenues from the on-going contracts.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

REVENUES.  Revenues were $26,039,463 in the nine months ended September 30, 2005, as compared to $15,976,322 in the nine months ended September 30, 2004. The substantially increase in revenues in the nine-month period is attributable to the completion of the Jinjiang (1st Phase) e-government project in January 2005 and the commencement of the Jinjiang (2nd and 3rd Phase) and Dehua (1st and 2nd Phase) projects.  All of the Company’s total revenue is generated from the Jinjiang and Dehua e-government projects.

COST OF REVENUES.  Cost of revenues were $14,285,693 in the nine months ended September 30, 2005, compared to $9,397,897 in the nine months ended September 30, 2004 as a result of increased costs associated with the substantially increased revenues.  As a percentage of revenues, cost of revenues were 54.86% in the nine months ended September 30, 2005 compared to 58.82% in the nine months ended September 30, 2004.  This decrease in costs of revenue as a percentage of revenues was attributed to the fact that different margins were achieved during different stages of the two projects and the profit margin achieved in the nine months ended September 30, 2005 was higher than those in the nine months ended September 30, 2004. Projects in 2005 have a highly level of margin due to economies of scale and better cost control over project costs. Gross profit was $11,753,770 in the nine months ended September 30, 2005, compared to $6,578,425 in the nine months ended September 30, 2004.  As a percentage of revenues, gross profit increased to 45.14% in the nine months ended September 30, 2005 from 41.18% in the nine months ended September 30, 2004.

OTHER INCOME.  Other income was $15,977 in the nine months ended September 30, 2005 compared to $47,978 in the nine months ended September 30, 2004.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,780,911 in the nine months ended September 30, 2005, compared to $949,660 in the nine months ended September 30, 2004.  As a percentage of revenues, general and administrative expenses has increased from 5.94% in the nine months ended September 30, 2004 to 6.84% in the nine months ended September 30, 2005.  The increase in general and administrative expenses was primarily due to the commission paid to independent consultant for sourcing of new project.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.  Income before income tax was $9,679,268 in the nine months ended September 30, 2005, compared to $5,322,819 in the nine months ended September 30, 2004.  This increase was attributable to the revenue generated from Jinjiang (1st Phase) and the increase in the level of work under Jinjiang (2nd and 3rd Phase) and Dehua (1st and 2nd Phase) projects.  As a percentage of revenue, income before income tax increased from 33.32% for the nine months ended September 30, 2004, to 37.17% for the nine months ended September 30, 2005.  This increase in income before income tax as a percentage of revenue is primarily attributable the fact that the Company was able to substantially increase revenues and profit margin.

Income tax expenses were $1,745,923 in the nine months ended September 30, 2005 compared to $1,123,812 in the nine months ended September 30, 2004.  This increase is attributable to an increase in the PRC enterprise income tax as a result of a substantial increase in the Company’s revenue recognition.

NET INCOME. Net income was $7,933,345 in the nine months ended September 30, 2005, compared to $4,199,007 in the nine months ended September 30, 2004.  As a percentage of revenue, net income was 30.47% in the nine months ended September 30, 2005 compared to 26.28% in the nine months ended September 30, 2004.  This increase in net income as a percentage of revenue is primarily attributable to the fact that the Company was able to increase revenues and profit margins from the on-going contracts.

Liquidity and Capital Resources

As of September 30, 2005, the Company had $5,780,920 of cash and cash equivalents on hand as compared to $3,265,318 as of December 31, 2004, representing an increase of $2,515,602 during the nine-month period.  As of September 30, 2004, the Company had $2,140,713 of cash and cash equivalents on hand.

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

Effect of Fluctuation in Foreign Exchange Rates

Our operating subsidiary is located in China.  The subsidiary purchases all materials and renders services in China, and receives payments from customers in China using Chinese Ren minbi as the functional currency.  Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies.  During the past years of operation, there were no significant changes in the exchange rates.  However, the Chinese Government has announced a revaluation of the Renminbi by 2% and adopted a new currencies policy in July 2005.  In the third quarter of 2005, we recognized foreign currency translation gain of $422,424 as a result of the appreciation of Renminbi.

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

Intangible Assets

We account for our intangible assets in accordance with SFAS No.142, “Goodwill and Other Intangible Assets”.  Intangible assets with an indefinite life are not amortized. Intangible assets with a definite life are amortized on a straight-line basis over their estimated useful lives.  Indefinite lived assets will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired.  Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  An impairment loss would be recognized when the carrying amount of the intangible asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset.  The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis.

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

Impairment on Tangible Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.  Otherwise, an impairment loss is not recognized.  Measurement of an impairment loss for long-lived assets would be based on the fair value of the asset.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", SFAS No. 123(R) supersedes APB Opinion No.25, “Accounting for Stock Issued to Employees and amends SFAS No.95, “Statement of Cash Flows”.  Generally, the approach in SFAS No.123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No.123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  SFAS No. 123 (R) was to be effective from the beginning of the first interim or annual reporting period after June 15, 2005.  In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123(R).   As a result, SFAS 123(R) will be effective for small business issuers from the beginning of the first annual reporting period after December 15, 2005, which is the fiscal year ending December 31, 2006 for the Company.  The Company is currently assessing the impact of this statement on the Company’s consolidated financial statements.

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

In May 2005, the Financial Accounting Standards Board (“FASB”) SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

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

CHINA EXPERT TECHNOLOGY, INC.

By: /s/ Zhu Xiaoxin
Chief Executive Officer, President and Director

Date:  November 16, 2005

By: /s/ Huang Tao
Chairman and Director

Date:  November 16, 2005

By: /s/Chiang Min Liang
Chief Financial Officer

Date:  November 16, 2005

By: /s/ Kung Sze Chau
Director

Date:  November 16, 2005