Form 10QSB/A
period 2005-09-30
CHINA EXPERT TECHNOLOGY INC
filed 2005-12-05
CIK 1039726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ____ to ____.

CHINA EXPERT TECHNOLOGY, INC.
(Name of small business in its charter)

Nevada	000-30644	98-0348086
(State of Incorporation)	(Commission File No.)	(IRS Employer Identification No.)

Room 2703-04, Great Eagle Centre 23 Harbour Road Wanchai, Hong Kong
(Address of principal executive offices)

852-2802-1555
(Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒No ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At November 23, 2005, 25,902,996 shares were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

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
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

CHINA EXPERT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	2005 (Unaudited)	2004
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	5,780,920	3,265,318
Accounts receivable	3,491,361	4,438,331
Co Cost & estimated earnings in excess of billings on uncompleted contracts	11,263,660	–
Amount due from a director	360	360
Amount due from a former officer	1,766,737	2,022,525
Loan to a director	–	3,031,479
Prepayments, deposits and other receivables	3,380,396	3,871,440
Total current assets	25,683,434	16,629,453
Property and equipment, net	31,536	21,131
Intangible assets, net	–	289,203
Prepaid consultancy fees	1,687,500	2,062,500
Deferred tax assets	–	271,758
	27,402,470	19,274,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	907,512	975,118
Accrued expenses	120,603	248,556
Amount due to a director	160,459	160,459
Amount due to a former officer	2,689,210	2,137,881
Amount due to shareholders	4,201	730
Income taxes payable	856,775	2,148,319
PRC business tax payable	1,039,185	957,804
Total current liabilities	5,777,945	6,628,867

Stockholders’ equity
Common stock, par value USD0.001, authorized
200,000,000 shares; issued and outstanding
September 30, 2005: 23,593,727 shares;
December 31, 2004:24,414,679 shares	23,593	24,414
Additional paid-in capital	8,078,566	7,454,167
Accumulated other comprehensive income	422,424	–
Retained earnings	13,099,942	5,166,597
Total stockholders’ equity	21,624,525	12,645,178
Total liabilities and stockholders’ equity	27,402,470	19,274,045

See the accompanying notes to condensed consolidated financial statements.

CHINA EXPERT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	USD	USD	USD	USD

Revenue	9,029,867	7,409,365	26,039,463	15,976,322
Cost of revenue	(4,942,107)	(4,359,545)	(14,285,693)	(9,397,897)
Gross profit	4,087,760	3,049,820	11,753,770	6,578,425
Other income	6,142	10,454	15,977	47,978
General and administrative expenses	(1,194,261)	(340,202)	(1,780,911)	(949,660)
Intangible assets amortization	(96,401)	(96,401)	(289,203)	(289,203)
Depreciation of property and equipment	(4,340)	(14,117)	(14,144)	(42,656)
Other expenses	–	–	(6,221)	(22,065)
Income before income taxes	2,798,900	2,609,554	9,679,268	5,322,819
Income tax expense	(335,216)	(451,669)	(1,745,923)	(1,123,812)
Net income	2,463,684	2,157,885	7,933,345	4,199,007

Foreign currency translation adjustment	422,424	–	422,424	–
Comprehensive income	2,886,108	2,157,885	8,355,769	4,199,007

Net income per share - basic and diluted	0.104	0.090	0.329	0.179
Weighted average common stock Outstanding - basic and diluted	23,593,727	23,863,474	24,141,028	23,444,458

See the accompanying notes to condensed consolidated financial statements.

CHINA EXPERT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
	USD	USD
Cash flows from operating activities:
Net income	7,933,345	4,199,007
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Intangible assets amortization	289,203	289,203
Amortization of prepaid consultancy fees	375,000	450,000
Depreciation of property and equipment	14,144	42,656
Consultancy services expenses compensated by common stock	623,578	–
Decrease in deferred tax assets	271,758	150,000
Other expenses	–	22,065
Changes in operating assets and liabilities:
Decrease in accounts receivable	946,970	–
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(11,263,660)	(74,213)
Decrease (increase) in prepayments, deposits and other receivables	491,044	(4,535,975)
Decrease in accounts payable	(67,606)	(9,686)
Decrease in deposits received	–	(93,141)
Decrease in accrued expenses	(127,953)	(101,870)
Increase in amount due to shareholders	3,471	–
Increase in PRC business tax payable	81,381	691,626
(Decrease) increase in income taxes payable	(1,291,544)	973,813
Net cash provided by (used in) operating activities	(1,720,869)	2,003,485
Cash flows from investing activities:
Purchase of property and equipment	(24,549)	(4,782)
Repayment from a director	3,031,479	–
Net cash provided by (used in) investing activities	3,006,930	(4,782)
Cash flows from financing activities:
Decrease in amount due from a former officer	807,117	–
Repayment from officers	–	94,787
Net cash provided by financing activities	807,117	94,787
Effect of exchange rate changes	422,424	–
Net increase in cash and cash equivalents	2,515,602	2,093,490
Cash and cash equivalents, beginning of period	3,265,318	47,223
Cash and cash equivalents, end of period	5,780,920	2,140,713
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid	–	–
Income taxes paid	3,037,504	–
Supplemental disclosure of significant non-cash transactions:
Issuance of common stock in connection with consulting services	623,578	–

See the accompanying notes to condensed consolidated financial statements.

CHINA EXPERT TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

As of September 30, 2005, amount due from Mr. Lai Man Yuk, a former officer and currently a beneficial owner of the Company, represents mainly temporary cash advances to Mr. Lai by a subsidiary.  Amounts due to Mr. Lai represent cash advances from him to the Company and subsidiaries.  These balances are interest free, unsecured and without fixed term of repayment. Details of the balances with Mr. Lai are as follows:

	September 30,	December 31,
	2005	2004
	USD	USD
	(Unaudited)

Amount due from Mr. Lai to:
China Expert (Shenzhen) Company Limited	1,766,737	2,022,525

Amount due to Mr. Lai by:
the Company	1,977	–
China Data Holdings Limited	448,866	–
China Expert Network Company Limited	2,190,096	2,133,691
Hong Zhong Holdings Limited	48,271	4,190
Total	2,689,210	2,137,881

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

Other balances with directors and shareholders are interest-free and unsecured with no fixed terms of repayment.

6.	COST AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

	September 30,	December 31,
	2005	2004
	USD	USD
	(Unaudited)

Costs and estimated earnings to date	61,866,302	33,168,093
Less: Billings	(50,602,642)	(33,168,093)
	11,263,660	–

7.	COMMITMENTS AND CONTINGENCIES

The Company is obligated under operating leases requiring minimum rentals as follows:

USD

Three months ending December 31, 2005	26,515
Years ending December 31
2006	106,060
2007	29,166
Total minimum lease payments	161,741

There are no other material commitments and contingencies.

8.	STOCKHOLDERS’ EQUITY

In July 2005, the Company issued 1,056,911 shares of common stock as compensation for consultancy services.  This resulted in the recognition of consulting expenses included in general and administrative expenses of $623,578 for the nine months ended September 30, 2005.

In addition, the Company cancelled 1,877,863 shares of common stock.

9.	SUBSEQUENT EVENTS

On October 31, 2005, the Company completed the closing under the Securities Purchase Agreement (the “Agreement”), dated October 21, 2005, with Alpha Capital AG, DKR Soundshore Oasis Holding Fund Ltd., Ellis International Ltd, Inc., Platinum Partners Advisors, and Platinum Long Term Growth (the “Purchasers”). The Securities Purchase Agreement was filed as an exhibit to the Company’s Current Report on Form 8-K, dated October 21, 2005.

As a result of the closing, the Company became obligated on $6,000,000 in face amount of 7% Secured Convertible Debenture (the “Debentures”). The Debentures are due and payable in full one year from the date of issuance, and require quarterly payment of interest payable in cash or stock (subject to certain conditions at the option of the Company). At any time from the date of issuance until the maturity date of the Debentures, Purchasers have the right to convert the full face amount of the Debentures to common stock of the Company at a price equal to 75% of the average of the volume weighted average prices of the Company’s common stock for the 5 consecutive trading days immediately prior to the date of conversion. In no event will the conversion price be greater than $1.80 per share.

On November 6, 2005, the Company received a conversion notice from a Purchaser converting $60,000 of principal amount of the Debentures and accrued interest into 115,128 shares of common stock. On November 7, 2005, the Company received conversion notices from certain Purchasers converting $1,521,561 of principal amount of the Debentures and accrued interest into 2,194,141 shares of common stock. These conversions have been approved by the Board.

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,780,911 in the nine months ended September 30, 2005, compared to $949,660 in the nine months ended September 30, 2004.  As a percentage of revenues, general and administrative expenses have increased from 5.94% in the nine months ended September 30, 2004 to 6.84% in the nine months ended September 30, 2005.  The increase in general and administrative expenses was primarily due to the commission paid to independent consultant for sourcing of new project.

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

On October 31, 2005, the Company completed the closing under the Securities Purchase Agreement (the “Agreement”), dated October 21, 2005, with Alpha Capital AG, DKR Soundshore Oasis Holding Fund Ltd., Ellis International Ltd. Inc., Platinum Partners Advisors, and Platinum Long Term Growth (the “Purchasers”). The Securities Purchase Agreement was filed as an exhibit to the Company’s Current Report on Form 8-K, dated October 21, 2005.

As a result of the closing, the Company became obligated on $6,000,000 in face amount of 7% Secured Convertible Debenture (the “Debentures”). The Debentures are due and payable in full one year from the date of issuance, and require quarterly payment of interest payable in cash or stock (subject to certain conditions at the option of the Company. At any time from the date of issuance until the maturity date of the Debentures, Purchasers have the right to convert the full face amount of the Debentures to common stock of the Company at a price equal to 75% of the average of the volume weighted average prices of the Company’s common stock for the 5 consecutive trading days immediately prior to the date of conversion. In no event will the conversion price be greater than $1.80 per share.

On November 6, 2005, the Company received a conversion notice from a Purchase converting $60,000 of principal amount of the Debentures and accrued interest into 115,128 shares of common stock. On November 7, 2005, the Company received conversion notices from certain Purchasers converting $1,521,561 of principal amount of the Debentures and accrued interest into 2,194,141 shares of common stock. These conversions have been approved by the Board.

Effect of Fluctuation in Foreign Exchange Rates

Our operating subsidiary is located in China.  The subsidiary purchases all materials and renders services in China, and receives payments from customers in China using Chinese Renminbi as the functional currency.  Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies.  During the past years of operation, there were no significant changes in the exchange rates.  However, the Chinese Government has announced a revaluation of the Renminbi by 2% and adopted a new currencies policy in July 2005.  In the third quarter of 2005, we recognized foreign currency translation gain of $422,424 as a result of the appreciation of Renminbi.

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

(A)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

(B)	Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s third fiscal quarter ended September 30, 2005, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

CHINA EXPERT TECHNOLOGY, INC.

/s/ Zhu Xiaoxin

By: Zhu Xiaoxin
Chief Executive Officer, President and Director

Date:  December 1, 2005

/s/ Huang Tao

By: Huang Tao
Chairman and Director

Date:  December 1, 2005

/s/ Chiang Min Liang

By: Chiang Min Liang
Chief Financial Officer

Date:  December 1, 2005

/s/ Kung Sze Chau

By: Kung Sze Chau
Director

Date:  December 1, 2005