Form 10KSB
period 2005-12-31
CHINA EXPERT TECHNOLOGY, INC.
filed 2006-03-31
CIK 1039726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to__________

Commission File Number

CHINA EXPERT TECHNOLOGY, INC.

(Exact Name of  Issuer in Its Charter)

Nevada	77-0322379
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Room 2703-04, Great Eagle Center
23 Harbour Road
Wanchai, Hong Kong	N/A
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number (Including Area Code) 852-2802-1555

Copies to:

Clayton E. Parker, Esq.	Ronald S. Haligman, Esq.
Kirkpatrick & Lockhart Nicholson Graham LLP	Kirkpatrick & Lockhart Nicholson Graham LLP
201 S. Biscayne Boulevard, Suite 2000	201 S. Biscayne Boulevard, Suite 2000
Miami, Florida 33131	Miami, Florida 33131
Telephone: (305)539-3300	Telephone: (305)539-3300
Telecopier: (305)358-7095	Telecopier: (305)358-7095

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X                No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-X is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ____

Issuer's consolidated revenue for its most recent fiscal year was $35,568,606.

The aggregate market value of the voting stock held by non-affiliates of the issuer based on the price at which shares of common stock closed on the Over-the-Counter Bulleting Board on March 24, 2006 ($2.05) was $32,137,350. Determination of stock ownership by non-affiliates is made solely for purposes of responding to the requirements of the form and the registrant is not bound by this determination for any other purpose.

As of March 24, 2006, there were outstanding 27,914,851shares of the issuer's Common Stock.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements and information relating to China Expert Technology, Inc. (“China Expert” or “the Company”). China Expert intends to identify forward-looking statements in this prospectus by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on the Company’s beliefs as well as assumptions the Company made using information currently available to us. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect the Company’s current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

Historical Corporate Development

China Expert Technology, Inc. (hereinafter also referred to as the “Company”) is a publicly traded company whose shares trade on the OTC Bulletin Board under the trading symbol “CXTI”.

The Company was first incorporated in the State of Nevada on June 18, 1990 as QQQ- Huntor Associates, Inc.  On July 21, 1995, the Company changed its domicile to the State of Texas and merged into Unimex Transnational Consultants, Inc, a Texas corporation.  On April 26, 1996, the Company reorganized and acquired all the issued and outstanding stock of Dakota Mining & Exploration Ltd. (“Dakota”) for 10,000,000 shares of the Company’s common stock, and changed the name of the Company to Canadian Northern Lites, Inc. As a result of the transaction in which the Company acquired all the outstanding shares of Dakota, Dakota became a legal subsidiary of the Company.

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

On December 1, 2000, the Company spun-off Dakota, its wholly owned legal subsidiary, by distributing the shares of Dakota on a pro-rata basis to the shareholders of the Company. This reorganization was undertaken to address the concern over the Company’s ability to survive as a mining company because of declining commodity prices, disappearance of investment capital for undercapitalized exploration companies, and potential environmental liabilities.  As a result of this spin-off, the Company no longer has a subsidiary or any other assets as of December 31, 2003.

On January 4, 2001, 1,600,000 non-voting common shares of the Company were converted to voting common shares making the Company a subsidiary of Hudson Capital Corporation.

On February 9, 2004, the Company completed a share exchange with the stockholders of China Expert Network Company Limited, (“CEN”), a Hong Kong corporation. In the exchange, the Company acquired 30,000,000 shares of CEN common stock from the shareholders of CEN, representing all of the issued and outstanding stock of CEN in exchange for the issuance of 19,935,000 shares of its common stock.  In conjunction with the exchange, the Company also issued a total of 1,400,000 additional shares to various persons as compensation for services.  The Company was no longer a subsidiary of Hudson Capital Corporation after the share exchange.

On April 12, 2004, following completion of the share exchange transaction, the Company changed its name to China Expert Technology, Inc.

CEN is now a wholly owned subsidiary of the Company, and the shares of CEN common stock represent the Company’s most significant asset. The Company expects to continue, and expand, the existing business operations of CEN as our wholly owned subsidiary. The Company, through CEN and CEN’s wholly owned subsidiary, Expert Network (Shenzhen) Co. Ltd. (“ENS”), provides large-scale e-government infrastructure construction and consulting services for community and municipal governments in the People’s Republic of China (PRC).

On December 28, 2004, the Company entered into an agreement with one of the Consultants for the termination of the Consulting Agreement and the surrender of 550,000 shares of the Company’s common stock previously granted to that Consultant and such shares were cancelled in December 2004.

On August 9, 2005, the Company entered into an agreement for cancellation of shares with a registered and beneficial owner of shares (the “Beneficial Owner”) because a disagreement had risen between the Company and the Beneficial Owner regarding certain matters related to the closing of the share exchange agreement under the terms of the Agreement for Share Exchange. The surrender of 1,877,863 shares of the Company granted to him was cancelled.

On October 31, 2005, the Company completed the closing under a Securities Purchase Agreement (the “Agreement”) dated October 21, 2005 that it entered with the Purchasers of $6,000,000 in face amount of the Company’s 7% Secured Convertible Debenture (the “Debentures”). The Debentures are due and payable in full one year from the date of issuance, and require quarterly payment of interest payable in cash or stock (subject to certain conditions at the option of the Company). At any time from the date of issuance until the maturity date of the Debentures, Purchasers have the right to convert the full face amount of the Debentures to common stock of the Company at a price equal to 75% of the average of the volume weighted average prices of the Company’s common stock for the 5 consecutive trading days immediately prior to the date of conversion. In no event will the conversion price be greater than $1.80 per share.

In connection with the Agreement, the Company issued 3 types of warrants to the Purchasers (collectively “the Warrants”):

Short Term Warrants to purchase up to 3,921,569 shares of the Company’s common stock at a price of $1.53 per share. The Short Term Warrants are exercisable for a period of equal to the earlier of 18 months from the effective date of the registration statement or five years from their issuance date.

Long Term Warrants to purchase up to 1,960,784 shares of our common stock at a price of $3.06 per share. The Long Term Warrants are exercisable for a period of five years following their issuance.

The Platinum Warrants.  In addition, on October 31, 2005, the Company issued to Platinum Partners Advisors, LLC, one of the Purchasers, the right to purchase up to 392,156 shares of common stock at a price of $1.53 per share and the rights to purchase up to 196,078 shares at a price of $3.06 per share. The warrant for the right to purchase up to 392,156 shares is exercisable for a period equal to the earlier of 18 months from the effective date of the registration statement or five years from the date of issuance. The warrant for the right to purchase up to 196,078 shares is exercisable for a period of five years following the date of issuance. The Platinum Warrants are issued to Platinum Partners Advisors, LLC for legal, due diligence and other expenses as the lead investor as set forth in the Agreement.

On November 7, 2005, the Company issued a total of 2,309,269 shares of its common stock to the holders of the Company’s Secured Convertible Debentures following exercise of their election to convert a total of $1,601,561 in principal amount of Debentures to shares of common stock.

On December 29, 2005, the Company voluntarily filed a registration statement on Form SB-2 registering the sale of up to 16,000,000 shares of the Company’s common stock underlying the Debentures and Warrants that the Purchasers may convert and sell.

The Company’s principal office is located at Room 2703-04, Great Eagle Centre, 23 Harbour Road, Wanchai, Hong Kong. The telephone number is 852-2802-1555. As of December 31, 2005, the website of the Company is http://tech.chinaexpertnet.com.

The Company’s authorized capital includes 200,000,000 shares of common stock with $0.001 par value. As of the close of the Company’s latest fiscal year, December 31, 2005, there were 25,902,996 shares of common stock outstanding.

Business Overview

(1)

Large-Scale E-Government Construction and Maintenance

The Company is engaging in the provision of information technology (IT) network and infrastructure consulting services to government and corporations that are involved with creating electronic governments, also known as e-governments.  It also provides large-scale network infrastructure construction with solutions for enterprise information platform construction, public LAN construction, software development, website planning and development, workflow management and computer hosting services.  The Company is the first private enterprise with the authority to provide technological achievement appraisal services for IT companies in China.

The Company conducts its principal business operation through its subsidiary ENS which is based in Shenzhen and Fujian, the PRC.  Since its establishment in 1999, ENS has obtained twelve contracts with five city governments in the Fujian province of the PRC for the provision of large-scale e-government infrastructure construction, consulting, training and maintenance services.  Particulars of the contracts are as follows:-

Name of City Government	Projects	Commencement Date	Completion Date*	Contract Sum US$ (Approximate)
Jinjiang	Jinjiang (1st Phase)	Apr-03	Jan-05	26 million
	Jinjiang (2nd Phase)	May-05	Aug-06	10 million
	Jinjiang (3rd Phase)	May-05	Aug-06	13 million
Dehua	Dehua (1st Phase)	Apr-04	Aug-06	18 million
	Dehua (2nd Phase)	Jan-05	Nov-05	12 million
Nan’an	Nan’an	Aug-05	Mar-07	14.5 million
Huian	Huian	Jan-06	Jul-08	17 million
Jinjiang	Maintenance	Feb-06	Jan-09	3.9 million
Jinjiang	E-government Training	Feb 06	2 years	1.8 million
Quanzhou	Licheng	Nov-06	3 years	35 million
Jinjiang	Unified Command System	Dec-05	Mar-06	0.68 million
Dehua	Unified Command System	Mar-06	Jul-06	0.66 million

*

The Completion Date refers to completion of the construction of the e-government system. One year maintenance to the e-government system is included in each contract.

Pursuant to these contracts, ENS provides website planning and development, workflow management, computer host services, public LAN construction, software development, hardware platform and installation, security system construction and 1 year maintenance to the customers.  The e-government construction for Jinjiang City Government has been completed in January 2005 and the maintenance period has been completed in January 2006.

In January 2005, the Company was awarded a 3-year maintenance contract for the e-government system of Jinjiang City Government worth approximately $3.9 million for the period of February 1, 2006 to January 31, 2009.

In January 2006, the Company was awarded a $35 million contract to implement an e-government system for Licheng city government in the Fujian province. This project will be commenced in November 2006 and will last for 3 years.

In February 2006, the Company was awarded two e-government contracts respectively worth $679,000 and $664,000 for Jinjiang City and Dehua City Fujian to contract their First Phrase Unified Command System. The Unified Command System is aimed to link up the Police Department, Fire Department and Road Traffic Department respectively for these two cities. Under the contracts, the Company will be responsible to provide system planning, hardware platform setting, software development and system installation. The Jinjiang project has been commenced in December 2005 and will be completed in March 2006. The Dehua project will be commenced in March 2006 and completed in July 2006.

The Fujian Provincial Government has selected the e-government system of the Jinjiang City Government as a model e-government system for 82 cities in the Fujian province.

(2)

Information and Electronic Administration Training to Chinese Officials

In February 2005, the Company was awarded a contract worth approximately $1.8 million for the provision of Information and electronic administration training and program and materials to 3,500 officials of Jinjiang City Government. The Training is expected to be commenced in April 2006 and will last for a period of about 2 years.

Employees

As of March 24, 2006, we had a total of 57 employees, including 26 permanent staff and 31 contract staff, all of which are full time.

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

(a)

The successful completion of the e-government project for Jinjiang City Government, which has been selected by the Fujian Provincial Government as model e-government system for 82 cities in Fujian province.

(b)

Success in providing information and electronic administration training for Jinjiang City officials, which has been selected by the Ministry of the Information Industry as 1 of the 4 model locations for the whole nation.

(c)

The award as the first non-government corporation with the authority to provide technological achievement appraisal services for IT companies seeking government funding in China.

(d)

400 experts from the Chinese Academy of Sciences and the Chinese Academy of Engineering being the consultants of the Company who are available to provide consulting services to the Company and the Company’s clients.

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations.  You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.  In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

Risk Related To Our Business

Our Success Will Depend On Public Acceptance Of E-government Market In China, And The Lack of Public Acceptance Could Negatively Affect Our Business

Our current customers are mainly municipality governments in China, for which we provide large scale e-government construction and maintenance, as well as information technology training for city officials.  Contracts with the municipality governments account for approximately 100% of our revenues.  We cannot be certain that a viable e-government market for these information technology and training services will be sustainable in the future.  If this market is not sustained in China and we are unable to refocus our services on the private sector market or other in-demand technologies, our growth would be negatively affected.  Although municipality governments in China have recently increased focus on and funding for technology initiatives, we cannot be certain that these initiatives will continue in the future. Budget cutbacks or political changes could result in a change of focus or reductions in funding for technology initiatives, which could force us to curtail or cease our business operations.  If there is a lack of acceptance or slow growth of the e-government market in China, the number of our clients and our revenues will be adversely affected.  Our future results of operations will depend substantially upon the increased acceptance for e-government services in China and we could be forced to curtail or cease our business operations.

Our Customers Are City Governments in China, And These Customers May Be Able To Cancel, Reduce Or Delay Their Orders, Which Would Adversely Affect Our Revenue

When we submit a tender for an e-government contract with municipality governments, we must also submit a feasibility report for that particular city government for its assessments and approval. Generally, our customers may cancel, reduce or delay orders and commitments in their sole discretion and in certain circumstances without penalty. Significant or numerous cancellations, reductions or delays in orders by our clients, or any inability to pay for our services could have a material adverse effect on our operating results. If problems with payments occur in the future, our revenues will significantly decrease and this may force us to curtail or cease our business operations.

We May Not Be Able To Maintain Our Technological Expertise, Which Would Adversely Impact Our Business

The markets for our information technology services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

•

maintain and enhance our technological capabilities;

•

develop and market e-government services which meet changing customer needs; and

•

successfully anticipate or respond to technological changes in e-government processes on a cost-effective and timely basis.

We cannot be certain that we will develop capabilities required by our customers in the future. Also, the emergence of new technologies, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new testing technologies and equipment and train personnel to remain competitive. The acquisition and implementation of new technologies and equipment and training of new personnel may require significant expense or capital investment. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements would harm our ability to attract new customers and maintain existing customers.  Our inability to maintain and expand our customer base could force us to curtail or cease our business operations.

We Have An Unproven Business Model And A Short Operating History, Which Makes It Difficult To Evaluate Our Current Business And Future Prospects And Cause Our Revenues To Decline

We have only a limited operating history in China upon which to base an evaluation of our current business and future prospects and we have yet to receive widespread acceptance of our services.  We started our current business in China in 2003.  Our limited operating history and the overall economic environment in China make an evaluation of our business and prospects very difficult. We encounter certain risks and difficulties including, but are not limited to, the following:

•

our new and unproven business model and technology;

•

the difficulties we face in managing rapid growth in personnel and operations;

•

the response by our customers, which are city governments, and strategic partners to our products and services;

•

the timing and success of new product and service introductions and new technologies by our competitors; and,

•

our ability to build awareness and receive recognition in the information technology market in China.

We may not be able to successfully address any of these risks.  Failure to adequately do so could seriously impair our ability to operate, cause our revenues to decline and force us to curtail or cease our business operations.

We Could Lose Revenues And Clients And Expose Our Company To Liability If We Fail To Meet Client Expectations

We create, implement and maintain information technology and e-governments services that are often critical to our clients’ operations.  If our technology and e-government solutions or other applications have significant defects or errors or fail to meet our clients’ expectations, we may:

•

Lose revenues due to adverse client reaction or inability to obtain other clients;

•

Be required to provide additional remediation services to a client at no charge;

•

Receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients; or

•

Suffer claims for substantial damages against us, regardless of our responsibility for the failure.

The negative publicity, inability to retain clients and the successful assertion of any large claim against us could force us to curtail or cease our business operations.

We May Incur Significant Operating Losses In The Future, Which May Force Us to Cease Operations Or Significantly Curtail Our Business

Our success to generate revenues depends on numerous factors, including the ability to service our clients, provide needed information technology services and products, collect revenues from our clients, general acceptance of our e-government services in China and to develop new market among the various city governments in China.  However, developing new market and getting new e-government contracts will lead to more expenses, being incurred as we have to, among other things:

•

hire additional personnel, including marketing personnel, engineers and other technical staff;

•

hire senior executives and members of our senior management team;

•

expand our selling and marketing activities;

•

expand our product and service offerings;

•

expand the number of locations in China where we conduct business;

•

upgrade our operational and financial systems, procedures and controls.

If our revenue does not grow to offset these expected increased expenses, we will not be profitable.  Furthermore, if our operating expenses exceed our expectations, or if we encounter difficulties in collecting the revenue from our customers, our financial performance will be adversely affected and we could be forced to curtail or cease our business operations.

The Chinese Government Could Change Its Policies Toward Private Enterprise Or Even Nationalize Or Expropriate It, Which Could Result In The Total Loss Of Our Investment

Our business is subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Changes in China’s policies, laws and regulations or in its interpretation or its imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could even result in the total loss of our investment in China and could force us to curtail or cease our business operations.

If Relations Between The United States And China Worsen, Our Stock Price May Decrease And We May Have Difficulty Accessing U.S. Capital Markets

At various times during recent years, the United States and China have had significant disagreements over political and economic issues and controversies may arise in the future between these two countries.  Any political or trade controversies between the United States and China, whether or not directly related to our business, could adversely affect the market price of our common stock and our ability to access U.S. capital markets.  If we experience difficulty in obtaining additional financing, we could be forced to curtail or cease our business operations.

The Overall Economic, Political And Social Conditions In China, As Well As Government Policies Could Affect Our Business

All of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including in the areas of government involvement; level of development; growth rate; control of foreign exchange; and allocation of resources.

The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

The economy of China has experienced significant growth in the past 20 years, but growth has been uneven both geographically and among various sectors of the economy. The Chinese government has implemented various measures from time to time to control the rate of economic growth. Some of these measures benefit the overall economy of China, but may have a negative effect on us.  For example, our operating results and financial condition may be adversely affected by:

•

changes in the rate or method of taxation;

•

imposition of additional restrictions on currency conversion and remittances abroad;

•

reduction in tariff or quota protection and other import restrictions; and

•

changes in the usage and costs of state-controlled services.

In the event the overall economic, political and/or social conditions in China deteriorate, we could be forced to curtail or cease our business operations.

Government Control Of Currency Conversion And Future Movements In Exchange Rates May Adversely Affect Our Operations And Financial Results

In the event we generate revenues, we expect to receive substantially all of our revenues in Renminbi, or RMB, the currency of China. A portion of such revenues will be converted into other currencies to meet our foreign currency obligations. Foreign exchange transactions under our regulated Chinese capital account, including principal payments in respect of foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the State Administration of Foreign Exchange. These limitations could affect our ability to obtain foreign exchange through debt or equity financing, or to obtain foreign exchange for capital expenditures.

Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rate and current exchange rates on the world financial markets. The official exchange rate for the conversion of Renminbi to U.S. dollars was generally stable.  In July 2005, the Chinese Government has announced a revaluation of the Renminbi by 2%.  Our financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which our earnings and obligations are denominated. In particular, an appreciation of the Renminbi is likely to decrease the portion of our cash flow required to satisfy our foreign currency-denominated obligations, which could force us to curtail or cease our business operations.

The Chinese Legal System Is Not Fully Developed And Has Inherent Uncertainties That Could Limit The Legal Protections Available To You

The Chinese legal system is a system based on written statutes and their interpretation by the Supreme People’s Court. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. Two examples are the promulgation of the Contract Law of China to unify the various economic contract laws into a single code, which went into effect on October 1, 1999, and the Securities Law of China, which went into effect on July 1, 1999.  However, because these laws and regulations are relatively new, and because of the limited volume of published cases and their non-binding nature, interpretation and enforcement of these laws and regulations involve uncertainties. In addition, as the Chinese legal system develops, changes in such laws and regulations, their interpretation or their enforcement may adversely affect us and force us to curtail and/or cease our business operation.

It May Be Difficult To Serve Us With Legal Process Or Enforce Judgments Against Our Management Or Us.

All or a substantial portion of our assets are located in China. In addition, our directors and officers are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons. Moreover, there is doubt as to whether the courts of China would enforce:

•

judgments of United States courts against us, our directors or our officers based on the civil liability provisions of the securities laws of the United States or any state; or

•

in original actions brought in China, liabilities against non-residents or us based upon the securities laws of the United States or any state.

We Depend On The Continued Services Of Our Executive Officers, And The Loss Of Key Personnel Could Affect Our Ability To Successfully Grow Our Business.

We are highly dependent upon the services of our senior management team, particularly Mr. Zhu Xiaoxin, our CEO, President and Director, and Mr. Huang Tao, Chairman and Director.  The permanent loss for any reason of one or more of our other key executives could have a material adverse effect upon our operating results. We may not be able to locate suitable replacements for our executives if their services were lost. We do not maintain key man life insurance on any of these individuals. Our future success will also depend, in part, upon our continuing ability to attract and retain highly qualified personnel.  Our inability to retain our current key executives and attract new, qualified personnel could cause us to curtail our business operations.

ITEM 2.  Description of Properties

The Company does not own any real property.

Since February 9, 2004, the executive office of the Company is located at Room 2703-04, Great Eagle Centre, 23 Harbour Road, Wanchai, Hong Kong.  The executive office is provided to the Company by its subsidiary, CEN at a monthly rental of $8,838.33.  CEN has a written lease agreement.  The total area that is rented is about 2,756 sq feet.

The Company has set up two operating offices respectively in Shenzhen city and Jinjiang city of Fujian province.

The office in Shenzhen city is located at 31/F, Development Centre, 2010 Renminnan Road, Shenzhen, China. This office is provided to the Company by Mr. Lai Man Yuk at a monthly rental of $11,204 which was predetermined by both parties with reference to market rentals. The Company paid $134,447 as rental for this office in the fiscal year of 2005. The operating lease arrangements, which have a leasing period of one year and are renewed annually, are cancelable and rentals are paid on a monthly basis. The total area that is rented is 1763.02m2

The office in Jinjiang city of Fujian province is located at the 7/F, Electrical Building, Jinjiang, Fujian, China. This office is provided by the Jinjiang Gongcheng Management Services Co. Ltd. at a monthly rental of $1,833 from February 9, 2004 to April 20, 2004 and $2,444 from April 21, 2004 to December 31, 2006 due to increase in rental area. These monthly rental were predetermined by both parties with reference to market rentals. The operating lease arrangements, which have a total leasing period of 39 months, are cancelable and as both parties are parties to the Jinjiang E-government Project, it was agreed that the aggregated rental payment shall be deducted from the last installment of the Project’s money payable by Jinjiang Gongcheng Management Services Co. Ltd.. The total area that is rented is 200m2 from February 9, 2004 to April 20, 2004 and 250m2 from April 21, 2004 to December 31, 2006.

The Company believes that the existing office space is adequate to meet current and short-term requirements.

ITEM 3. Legal Proceedings

The Company is aware of threatened litigation from First Montauk Securities Corp. with respect to a claim that $660,000 is owed to First Montauk Securities Corp. by the Company under a Fee Agreement dated September 8, 2004. The Company believes that the claim is without merit and the Company intends to vigorously defend any future litigation with respect to this matter.

As far as known by the management, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Market Information.  The Company’s shares trade on the OTC Bulletin Board under the symbol “CXTI.”  As of March 24, 2006, the Company had 27,914,851 common shares outstanding.

The following table summarizes the high and low closing sales prices per share of the common stock for the periods indicated as reported on The OTC Bulletin Board:

	(U.S. $)

2004	HIGH	LOW
First Quarter	$1.70	$0.90
Second Quarter	$2.70	$0.57
Third Quarter	$1.50	$0.95
Fourth Quarter	$1.49	$0.91

2005	HIGH	LOW
First Quarter	$1.28	$0.89
Second Quarter	$1.05	$0.46
Third Quarter	$3.37	$0.50
Fourth Quarter	$2.23	$0.56

(b)           Holders.

  As of March 24, 2006, China Expert had an estimated 56 recordholders of common stock.

(c)

Dividends.  The Company has not declared or paid any cash dividends on its common stock during the years ended December 31, 2004 or 2005.  The Company will base any issuance of dividends upon its earnings, financial condition, capital requirements and other factors considered important by its board of directors.  Nevada law and the Company’s certificate of incorporation do not require the board of directors to declare dividends on the Company’s common stock.  The Company expects to retain all earnings, if any, generated by its operations for the development and growth of its business and does not anticipate paying any dividends to its stockholders for the foreseeable future.

(d)

Recent Issuances of Unregistered Securities. On October 31, 2005, we closed a financing transaction with the selling stockholders for 7% secured convertible debentures in the principal amount of $6,000,000.  Pursuant to a Securities Purchase Agreement, dated as of October 21, 2005, we agreed to sell, and each selling stockholder agreed to purchase in the aggregate, severally and not jointly, up to $6,000,000 of secured convertible debentures.  The selling stockholders have the right to convert the full face amount of the debentures into our common stock at a price per share equal to the lesser of (a) $1.80 per share, or (b) 75% of the average of the volume weighted average prices of our common stock for the five consecutive trading days immediately preceding the conversion date.  At our option, we are required to make quarterly payments of interest payable in cash or stock, subject to certain conditions under the secured convertible debentures.  The due date for the payment of the secured convertible debentures may be accelerated as the result of the occurrence of certain events of default, which include, but are not limited to, defaults by us in making required payments, defaults by us under the Securities Purchase Agreement and other material agreements, bankruptcy, or failure to cause a registration statement for the shares of our common stock underlying the secured convertible debentures to be declared effective within 200 days after the closing date, which occurred on October 31, 2005. We received $5,507,818.94 representing the net proceeds from the issuance of secured convertible debentures to the selling stockholders under the Securities Purchase Agreement, net of $492,181.06 being the total expenses associated with the issuance of the secured convertible debentures, including $450,000.00 of finder fee for Platinum Partners Advisors LLC.  On November 6, 2005, we received a notice of conversion from Ellis International Ltd. Inc for the conversion of 115,128 shares representing an amount equal to $80,000.  On November 7, 2005, we received the following notices of conversion: (i) from  Alpha Capital AG for the conversion of 251,844 shares of our common stock representing an amount equal to $175,000; (ii) from DKR Soundshore Oasis Holding Fund Ltd. for the conversion of 724,005 shares of our common stock representing an amount equal to $500,000 plus $3,111 being accrued interest; (iii) from Platinum Long Term Growth I, LLC for the conversion of 1,002,426 shares of our common stock representing an amount equal to $696,561; and (iv) from Platinum Partners Advisors, LLC for the conversion of 215,866 shares of our common stock representing an amount equal to $150,000.

On July 18 2005, the Company issued 1,056,911 shares of common stock to Zhao Wei as compensation for consulting services.

Exhibits Required By Item 601 of Regulation S-B

The exhibits listed below and designated as “provided herewith” (rather than incorporated by reference) follow the signature page to this Prospectus in sequential order.

The Company relied upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506, which cover “transactions by an issuer not involving any public offering,” to issue securities discussed above without registration under the Securities Act of 1933. The certificates representing the securities issued displayed a restrictive legend to prevent transfer except in compliance with applicable laws, and the Company’s transfer agent was instructed not to permit transfers unless directed to do so by us, after approval by the Company’s legal counsel. The Company believes that the investors to whom securities were issued had such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the prospective investment. The Company also believes that the investors had access to the same type of information as would be contained in a registration statement.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what is known as “forward looking statements”, which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-KSB and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Restatement of Financial Statements

As discussed in Note 2 to the consolidated financial statements, the financial statements for the year ended December 31, 2004 and the related notes have been restated in order to properly reflect the compensation for consulting services for the reverse takeover as operating costs and to reclassify certain assets and liabilities.  The effect of the adjustments is to reduce the net income for 2004 by $2,940,000 and increase the additional paid-in capital by the same amount.

Common stock under the stockholders’ equity as of December 31, 2004 as reported in the consolidated balance sheets and the related notes have been restated at $24,414 to reflect the par value of common stock issued and outstanding.

Prepaid expenses reported in the consolidated balance sheets and the related notes have been restated by reclassifying $500,000 from non-current assets to current assets, in order to properly present the current and non-current portion of prepaid expenses.

Amount due from a former officer as reported in the consolidated balance sheets as of December 31, 2004 has been restated at $2,022,525 and amount due to a former officer has been restated at $2,137,881.  They have been restated by reporting the gross amount instead of net amount.

Overview

For the fiscal year ended December 31, 2005, the Company continued to be profitable and generated a positive cash flow.

During the year, the Company has been awarded five new e-Government contracts with a total contract sum of $51.5 Million, namely Jinjiang (2nd and 3rd Phase), Dehua (2nd Phase), Huian and Jinjiang Unified Command System.  The Company has substantially completed Jinjiang (1st Phase) and Dehua (1st and 2nd Phase).

As of December 31, 2005, there are five outstanding contracts on hand with a total sum of $39.6 Million, the Company will continue to work on all these projects and will bring in new contracts in 2006.

The following is a summary of the projects on hand as of December 31, 2005 (in $Million):

		Target					Outstanding
	Tentative	Completion	Contract	Recognized	Recognized	Recognized	Contract
Projects	Start Date	Date	Sum	in 2003	in 2004	in 2005	Sum
Jinjiang (1st Phase)	Apr 03	Jan 05	24.7	4.7	17.8	2.2	--
Jinjiang (2nd Phase)	May 05	Aug 06	9.9	--	--	7.9	2
Jinjiang (3rd Phase)	May 05	Aug 06	12.5	--	--	6.7	5.8
Dehua (1st Phase)	Apr 04	Aug 06	15.6	--	8.9	6.7	--
Dehua (2nd Phase)	Jan 05	Nov 05	11.8	--	--	11.8	--
Nan'an	Aug 05	Mar 07	14.5	--	--	--	14.5
Huian	Jan 06	Jul 08	16.6	--	--	--	16.6
Jinjiang Unified
Command System	Nov 05	Mar 06	0.7	--	--	--	0.7

Total			106.3	4.7	26.7	35.3	39.6
Remarks: Tentative start date and target completion date may vary from the original contract terms. Contract sum are net of PRC business tax

The Company believes that these on going projects will generate sufficient revenue and cash flow for the future operation of the Company.  At present, all the e-Government contracts are within Fujian province in China, the Company will continue to explore new e-Government business opportunities in other provinces of China.

Results of Operations

The Company’s financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Year ended December 31
	2005	2004

Revenue	100%	100%
Cost of Revenue	53.10%	53.93%

Gross Profit	46.90%	46.07%
Advertising and marketing expenses	1.75%	4.10%
General and administrative expenses	4.57%	4.45%
Consultancy fees for reverse takeover	--	10.96%
Amortization of intangible assets	0.81%	1.44%
Interest expenses and finance costs	1.97%	--
Change in fair value of derivatives	11.93%	--

Income before income tax	26.04%	25.01%

Income tax expenses	7.75%	7.02%

Net Income	18.28%	17.99%

REVENUE.  Revenue was $35,568,606 for the year ended December 31, 2005 as compared to $26,831,135 for the year ended December 31, 2004.  The increase in revenue in year 2005 is attributable to the completion of Dehua (1st and 2nd Phase) projects and the commencement of Jinjiang (2nd and 3rd Phase) projects.  99% of the revenue in 2005 was derived from the e-Government projects, and the rest was income derived from provision of training.

COST OF REVENUE.  Cost of revenue was $18,887,176 for the year ended December 31, 2005 as compared to $14,469,900 for the year ended December 31, 2004.  Such increase in cost of revenue is associated with increased revenue.  As a percentage of revenue, cost of revenue was 53.10% for the year ended December 31, 2005 as compared to 53.93% for the year ended December 31, 2004.  Gross profit was $16,681,430 for the year ended December 31, 2005 as compared to $12,361,235 for the year ended December 31, 2004.  As a percentage of revenue, gross profit slightly increased to 46.90% for the year ended December 31, 2005 from 46.07% for the year ended December 31, 2004.

OTHER INCOME.  Other income was $47,869 for the year ended December 31, 2005 compared to $2,872 for the year ended December 31, 2004.  The increase was mainly attributable to the write back of long outstanding sundry payables and accruals.

ADVERTISING AND MARKETING EXPENSES.  Advertising and marketing expenses were $623,578 for the year ended December 31, 2005 compared to $1,101,205 for the year ended December 31, 2004.  As a percentage of revenue, advertising and marketing expenses was 1.75% for the year ended December 31, 2005 as compared to 4.10% for the year ended December 31, 2004.  Such expenses represented the consultancy fees paid in terms of common stock issued to independent consultants for sourcing of new contracts.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses were $1,625,667 for the year ended December 31, 2005 as compared to $1,193,849 for the year ended December 31, 2004.  As a percentage of revenue, general and administrative expenses has increased from 4.45% for the year ended December 31, 2004 to 4.57% for the year ended December 31, 2005.  The increase in general and administrative expenses of $431,818 was summarized as follow:

Service fees for investor relations	$172,000
Increase in legal and professional fees	80,741
Increase in payroll expenses	67,121
Amortization of prepaid consultancy fees	62,500
Increase in insurance expenses	37,035
Others	12,421
Total increase in expenses	$431,818

The service fees for investor relations represented the accrual of fair value for the 150,000 warrants issued on February 11, 2006 to a consultancy company for investor relations services rendered in 2005.  Increases in legal and professional fees, payroll expenses and insurance expenses were resulted from the issuance of convertible debentures and the related registration process, as additional man power and resources have been incurred by the Company during the issuance process and for compliance with respective terms.

CONSULTANCY FEES FOR REVERSE TAKEOVER.  Consultancy fees for reverse takeover was $2,940,000 for the year ended December 31, 2004.  It represented the fair value of 1,400,000 shares of common stock of the Company issued on February 9, 2004 to various parties as compensation for consulting services for the reverse takeover.

INTEREST EXPENSES AND FINANCE COSTS.   Interest expenses and finance costs were $702,012 for the year ended December 31, 2005 and no such expenses were incurred in the year ended December 31, 2004.  Such expenses represented a debenture discount of $540,202 charged to interest expense, an amortization of deferred financing costs of $107,951 with regard to the issuance of debentures, and the debenture interest of $53,859 charged for the year ended December 31, 2005.

CHANGE IN FAIR VALUE OF DERIVATIVES.  Change in fair value of derivatives was $4,244,186 for the year ended December 31, 2005 and no such expenses was incurred in the year ended December 31, 2004.  The Company accounts for all freestanding warrants to purchase the Company’s common stock as well as embedded conversion features that have been bifurcated from the convertible debentures at fair value and marked-to-market at each reporting period, with the adjustments of fair value reflected on the statements of income.  For the year ended December 31, 2005 the change in fair value of warrants was $3,393,000 and the change in fair value of embedded conversion features was $851,186.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.  Income before income tax was $9,260,719 for the year ended December 31, 2005 compared to $6,709,512 for the year ended December 31, 2004.  This increase was mainly attributable to the increase in revenue and gross profit generated from Jinjiang (2nd and 3rd Phase) and Dehua (1st and 2nd Phase) projects.  As a percentage of revenue, income before income tax increased from 25.01% for the year ended December 31, 2004 to 26.04% for the year ended December 31, 2005.

Income tax expenses were $2,757,400 for the year ended December 31, 2005 compared to $1,882,671 for the year ended December 31, 2004.  This increase was due to the increase in profit of Expert Network Shenzhen,  leading to a higher PRC enterprises income tax.

NET INCOME.  Net income was $6,503,319 for the year ended December 31, 2005 as compared to $4,826,841 for the year ended December 31, 2004.  As a percentage of revenue, net income was 18.28% for the year ended December 31, 2005 as compared to 17.99% for the year ended December 31, 2004.  The increases in revenue and profit margin generated from on going contracts have been set off by the adverse change in fair value of derivatives and the interest expenses and finance costs incurred.  As a result, net income as a percentage of revenue increased slightly for the year ended December 31, 2005.

Liquidity and Capital Resources

As of December 31, 2005, the Company had $7,326,595 of cash and cash equivalents on hand as compared to $3,265,318 as of December 31, 2004, representing an increase of $4,061,277 or 124%.  The increase was mainly attributable to the completion of $6,000,000 funding from the issuance of convertible debentures in October 2005, the repayment of loan from a director of $3,031,479 and being offset by the net cash used in operating activities of $1,777,042 and the deposit paid for the acquisition of a subcontractor of $3,717,380.

The net cash used in operating activities amount to $1,777,042 in 2005, with accounts receivable increased by $10,888,397 and prepayments, deposits and other receivables increased by $2,124,955, which offset by the net income of $6,503,319 and adjustment of losses on change in fair value of derivatives by $4,244,186 for the year 2005.  We required more working capital in terms of accounts receivable because Dehua (1st and 2nd Phase) projects were substantially completed and billed near the end of the year.  The increase in prepayments and deposits was due to prepaid contract costs for the commencement of Nan’an and Huian projects at the end of the year, as the Company had arranged prepayments to suppliers for the purchases of hardware on behalf of customers, and down payment to subcontractors for system development during the start-up stage of these projects.

The net cash used in investing activities amount to $3,743,239 in 2005, and it mainly represented the deposit paid in March 2005 for acquisition of Shenzhen Zhong Zhuo Technology Development Company Limited (“ZZTD”), a subcontractor of the Company for $3,717,380.  In March 2006, the Company has mutually agreed with ZZTD not to proceed with the acquisition and the full deposit amount has been refunded to the Company on March 3, 2006.

The net cash generated from financing activities amount to $9,260,478 in 2005.  It mainly represented the net funding received from the issuance of convertible debentures of $5,546,293 in October 2005, and the repayment of loan from a director of $3,031,479 in January 2005.

The Company anticipates that the existing cash and cash equivalent on hand, together with the cash flow generated from the existing projects will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.  In the event that the Company signs up new contracts, additional financing may be required but there is no assurance that we will be able to obtain such additional financing, or on acceptable terms to it.

Effect of Inflation

The Company believes its operations have not been and, in the foreseeable future, will not be materially adversely affected by inflation or changing prices.

Effect of Fluctuation in Foreign Exchange Rates

The Company’s operating subsidiary is located in China.  The subsidiary purchases all products and renders services in China, and receives payment from customers in China using Chinese Renminbi (“RMB”) as the functional currency.  There is no assurance that the RMB-to-USD exchange rates will remain stable.  In July 2005, the Chinese Government has announced a revaluation of the Renminbi by 2% and adopted a new currencies policy.  For the year ended December 31, 2005 we recognized a foreign currency translation gain of $450,641 and reported as other comprehensive income as a result of the appreciation of RMB.  The Company does not engage in currency hedging.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America.  We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  Associated with this, we believe the following are our most critical accounting policies in that they are the most important to the portrayal of our financial condition and results and require our management’s most difficult, subjective or complex judgments.  Actual results could materially differ from those estimates.  We have disclosed all significant accounting policies in the notes to the financial statements included in this Form 10-KSB.  The financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies.  Our critical accounting policies are:

Revenue recognition

The Company generally enters into long-term fixed-price contracts to provide system integration services, namely to design and develop customer specific information technology systems.  Revenue is recognized under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.

Under the percentage-of-completion method, management estimates the percentage-of -completion based upon costs incurred as a percentage of the total estimated costs to the customer.  When total cost estimates exceed revenues, we accrue for the estimated losses immediately.  The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated costs.  Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

Revenues for consultancy services, agency services and other services are recognized as work is performed and amounts are earned in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements” as amended by SAB No. 104 “Revenue Recognition”.  We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. For contracts with fees based on time-and-materials or cost-plus, we recognize revenue over the period of performance.

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

Valuation of Derivatives

The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  These non-hedging contracts accounted for in accordance with EITF 00-19 include freestanding warrants to purchase the Company’s common stock as well as embedded conversation features that have been bifurcated from the host contract in accordance with the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting period, with such adjustments reflected in the line item of change in valuation of derivative as other income/(expenses) on the statements of income.

During the year, the Company issued 7% secured convertible debentures in a face amount of US$6,000,000 which are due and payable in full in one year from their issuance.  As no floor price is set for the conversion price of such convertible debentures which vary with the fair value of the Company’s common stock, the Company could not be sure it had adequate authorized shares for the future conversion of convertible debentures.  Therefore, all embedded derivatives and freestanding warrants are recorded at fair value, marked-to-market at each reporting period, and are carried on a separate line of the accompanying balance sheet.

The classification of derivatives, including whether such instruments should be recorded as liability or as equity, is assessed at the end of each reporting period.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", SFAS No. 123(R) supersedes APB Opinion No.25, “Accounting for Stock Issued to Employees and amends SFAS No.95, “Statement of Cash Flows”.  Generally, the approach in SFAS No.123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No.123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  SFAS No. 123 (R) was to be effective from the beginning of the first interim or annual reporting period after June 15, 2005.  In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123(R).   As a result, SFAS 123(R) will be effective for small business issuers from the beginning of the first annual reporting period after December 15, 2005, which is the fiscal year ending December 31, 2006 for the Company.  The Company is currently assessing the impact of this statement on the Company’s consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections , which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company is currently assessing the impact of the statement on the Company’s consolidation financial statements.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements to this Form 10-KSB are attached commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives.  The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the end of period covered.  In addition, the Company reviewed its internal controls, and there have been no changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB.

Changes in Internal Controls.  In connection with the evaluation of the Company’s internal controls during the Company’s year ended December 31, 2005, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there were no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting during the year ended December 31, 2005, or subsequent to the date of their last evaluation, or from the end of the reporting period to the date of this Form 10-KSB.

CHINA EXPERT TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-1 – F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Income and Comprehensive Income	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CHINA EXPERT TECHNOLOGY, INC.

We have audited the accompanying consolidated balance sheet of China Expert Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designed audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Expert Technology, Inc. and subsidiaries as of December 31, 2005 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO McCabe Lo Limited

Hong Kong, March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Expert Technology, Inc.

We have audited the accompanying consolidated balance sheet of China Expert Technology, Inc. and its subsidiaries as of December 31, 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Expert Technology, Inc. and its subsidiaries as of December 31, 2004 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

PKF

Certified Public Accountants

Hong Kong

February 22, 2005, except for the

restatement discussed in Note 2 to

the consolidated financial statements,

as to which the date is March 10, 2006

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	US$	US$
		(restated)
ASSETS
Current assets
Cash and cash equivalents	7,326,595	3,265,318
Account receivables, net of allowance for doubtful accounts
of nil and nil at December 31, 2005 and 2004, respectively	15,423,852	4,438,331
Cost and estimated earnings in excess of billings (Note 9)	1,082,969	-
Amount due from a director (Note 7)	609	360
Amount due from a former officer (Note 7)	24,229	2,022,525
Loan to a director (Note 7)	-	3,031,479
Prepayments, deposits and other receivables (Note 8)	9,797,938	3,871,440
Deferred finance costs	539,756	-
Current portion of prepaid expenses (Note 6)	500,000	500,000

Total current assets	34,695,948	17,129,453

Property and equipment, net (Note 4)	28,999	21,131
Intangible assets, net (Note 5)	-	289,203
Prepaid expenses (Note 6)	1,062,500	1,562,500
Deferred tax assets (Note 11)	-	271,758

Total assets	35,787,447	19,274,045

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	644,470	975,118
Accrued payroll and employees' benefits	49,115	29,315
Other payables and accruals	687,837	219,241
Amount due to a director (Note 7)	97,115	160,459
Amount due to a former officer (Note 7)	850,172	2,137,881
Amount due to shareholders (Note 7)	730	730
Income taxes payable	1,514,217	2,148,319
PRC business tax payable	641,793	957,804
Deferred tax liabilities (Note 11)	97,783	-
Convertible debentures, net of discount of US$3,665,439 (Note 10)	733,000	-
Embedded derivatives (Note 10)	3,631,000	-
Warrants (Note 14)	5,532,000	-

Total current liabilities	14,479,232	6,628,867

Commitments and contingencies (Note 13)

Stockholders' equity
Common stock, par value US$0.001, authorized 200,000,000
shares; issued and outstanding December 31, 2005: 25,902,996
shares; December 31, 2004: 24,414,679 shares	25,903	24,414
Additional paid-in capital	12,101,755	10,394,167
Accumulated other comprehensive income	450,641	-
Retained earnings	8,729,916	2,226,597

Total stockholders' equity	21,308,215	12,645,178

Total liabilities and stockholders' equity	35,787,447	19,274,045

See the accompanying notes to consolidated financial statements.

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December, 31
	2005	2004	2003
	US$	US$	US$
		(restated)

Revenue	35,568,606	26,831,135	5,666,934
Cost of revenue	(18,887,176)	(14,469,900)	(2,706,174)

Gross profit	16,681,430	12,361,235	2,960,760
Other operating income	47,869	2,872	-
General and administrative expenses	(1,625,667)	(1,193,849)	(894,299)
Advertising and marketing expenses	(623,578)	(1,101,205)	(6,501)
Consultancy fees for reverse takeover	-	(2,940,000)	-
Amortization of intangible assets (Note 5)	(289,352)	(385,604)	(385,604)
Depreciation of property and equipment	(18,171)	(36,222)	(161,372)
Other operating expenses	-	(22,065)	-

Income from operations	14,172,531	6,685,162	1,512,984

Other income (expenses)
Interest income	34,386	24,350	745
Interest expenses and finance costs	(702,012)	-	-
Change in fair value of derivatives	(4,244,186)	-	-

Income before income tax	9,260,719	6,709,512	1,513,729
Income tax expense	(2,757,400)	(1,882,671)	(303,316)

Net income	6,503,319	4,826,841	1,210,413

Other comprehensive income
Foreign currency translation adjustment	450,641	-	-

Comprehensive income	6,953,960	4,826,841	1,210,413

Net income per share (Note 12)
Basic:
Net income per share	US$0.26	US$0.20	US$0.06
Weighted average common stock outstanding	24,545,570	23,673,802	19,935,000

Diluted:
Net income per share	US$0.25	US$0.20	US$0.06
Weighted average common stock outstanding	25,811,076	23,673,802	19,935,000

See the accompanying notes to consolidated financial statements.

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				(Accumulated	Accumulated
	Common Stock		Additional	deficit)/	other	Total
	Shares		paid-in	retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income	equity
		US$	US$	US$	US$	US$

At December 31, 2002	19,935,000	19,935	3,836,106	(3,810,657)	-	45,384
Net income	-	-	-	1,210,413	-	1,210,413

At December 31, 2003	19,935,000	19,935	3,836,106	(2,600,244)	-	1,255,797
Shares issued for reverse
takeover	728,474	728	20,607	-	-	21,335
Shares issued in return for
consultancy services on
reverse takeover	1,400,000	1,400	2,938,600	-	-	2,940,000
Shares issued in return for
provision of
consultancy works	1,800,000	1,800	3,598,200	-	-	3,600,000
Shares issued in return for
sourcing of a contract
customer	1,101,205	1,101	1,100,104	-	-	1,101,205
Cancellation of shares
previously issued to a
consultant	(550,000)	(550)	(1,099,450)	-	-	(1,100,000)
Net income (restated)	-	-	-	4,826,841	-	4,826,841

At December 31, 2004	24,414,679	24,414	10,394,167	2,226,597	-	12,645,178
Shares issued in return for
sourcing of a contract
customer	1,056,911	1,057	622,521	-	-	623,578
Cancellation of shares
previously issued to an
investor	(1,877,863)	(1,877)	1,877	-	-	-
Conversion of convertible
debentures	2,309,269	2,309	1,083,190	-	-	1,085,499
Foreign currency
translation adjustment	-	-	-	-	450,641	450,641
Net income	-	-	-	6,503,319	-	6,503,319

At December 31, 2005	25,902,996	25,903	12,101,755	8,729,916	450,641	21,308,215

See the accompanying notes to the consolidated financial statements.

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
	US$	US$	US$
		(restated)
Cash flows from operating activities:
Net income	6,503,319	4,826,841	1,210,413
Adjustment to reconcile net income to net cash
(used in) provided by operating activities:
Amortization of intangible assets	289,203	385,604	385,604
Depreciation of property and equipment	18,171	36,222	161,372
Amortization of prepaid consultancy fees	500,000	437,500	-
Deferred tax assets / liabilities	369,541	43,987	144,829
Loss on disposal of property and equipment	-	-	3,474
Expenses compensated by common stock	623,578	4,041,205	-
Interest expenses and finance cost	702,012	-	-
Losses on change in fair value of derivatives	4,244,186	-	-
Other expenses	-	22,065	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,888,397)	(4,438,331)	-
(Increase) decrease in costs and estimated earnings	(1,082,969)	(164,820)	331,595
Increase in prepayments, deposits and receivables	(2,124,955)	(2,583,551)	(1,204,192)
(Decrease) increase in accounts payable	(351,987)	965,432	1,718
Increase (decrease) in accrued payroll and employees’ benefits	19,800	(5,533)	18,832
Increase (decrease) in other payables and accruals	393,657	(110,862)	186,465
(Decrease) increase in deposits received	-	(93,141)	93,141
(Decrease) increase in PRC business tax payable	(1,504,425)	683,262	189,984
Increase in income taxes payable	512,224	1,838,685	158,487

Net cash (used in) provided by operating activities	(1,777,042)	5,884,565	1,681,722

Cash flows from investing activities:
Purchase of property and equipment	(25,859)	(5,233)	-
Proceeds from disposal of property and equipment	-	-	12,666
Deposit for acquisition of a subcontractor	(3,717,380)	-	-

Net cash (used in) provided by investing activities	(3,743,239)	(5,233)	12,666

Cash flows from financing activities:
Loans to a director	-	(3,031,479)	(1,946,498)
Repayment of loan from a director	3,031,479	-	-
Advance from directors	784	1,771,063	703,706
Repayment to directors	(66,073)	(1,610,965)	(703,706)
Advance from a former officer	2,112,197	2,489,528	-
Repayment to a former officer	(1,364,202)	(2,279,384)	-
Legal and professional expenses in connection of issuance of convertible debentures	(453,707)	-	-
Net proceeds from issuance of convertible debentures	6,000,000	-	-

Net cash provided by (used in) financing activities	9,260,478	(2,661,237)	(1,946,498)

Effect of exchange rate changes	321,080	-	-

Net increase in cash and cash equivalents	4,061,277	3,218,095	(252,110)
Cash and cash equivalent, beginning of year	3,265,318	47,223	299,333

Cash and cash equivalent, end of year	7,326,595	3,265,318	47,223

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Year ended December 31,
	2005	2004	2003
	US$	US$	US$
		(restated)

Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	-	-	-
Income taxes	3,061,299	-	-

Supplementary disclosure of significant non-cash transactions
Shares issued for reverse merger	-	21,335	-
Issuance of common stock in return for consultancy services on reverse takeover	-	2,940,000	-
Issuance of common stock in return for consultancy services for five years from 2004 to 2009	-	2,500,000	-
Issuance of common stock in return for advertising and marketing services	623,578	1,101,205	-
Cancellation of shares	1,877	-	-
Issuance of warrants in return for legal and professional services in connection with the issuance of convertible debentures	194,000	-	-
Convertible debentures of US$1,601,561 face value plus accrued interest of US$3,111 were converted into 2,309,269 shares of common stock	1,085,499	-	-

See the accompanying notes to consolidated financial statements.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

DESCRIPTION OF THE COMPANY

China Expert Technology, Inc. (the “Company” or “CXTI”) was incorporated in the State of Nevada on June 18, 1990.

On February 9, 2004, CXTI completed a share exchange with the shareholders of China Expert Network Company Limited (“CEN”) (“the Exchange”).  In the Exchange, CXTI acquired 30,000,000 shares representing all the issued and outstanding common share of CEN from the shareholders of CEN (“the Shareholders”) in exchange for the issuance of 19,935,000 shares of common stock of CXTI to the Shareholders. In conjunction with the Exchange, CXTI also issued a total of 1,400,000 additional shares to financial institutes and advisors as compensation for consulting services for the reverse takeover.

The Exchange resulted in a change of control of CXTI. Upon completion of the Exchange and the related share issuance, CXTI has a total of 22,063,474 shares issued and outstanding, of which 19,935,000 or approximately 90.35% are owned by the Shareholders.  As the Exchange resulted in the former shareholders of CEN owning greater than 50% of the common stock of CXTI, the Exchange has been treated as a reverse takeover with CEN as the accounting acquirer (legal subsidiary) and CXTI as the accounting acquiree (legal parent).

Following a reverse takeover, the Company has ended its development stage and is now engaging in the provision of system integration services, consultancy services and agency services through its subsidiaries, China Expert Network Company Limited, Expert Network (Shenzhen) Limited (“ENS”) and Hong Zhong Holdings Limited (“HZH”).  CEN is a limited liability company incorporated in Hong Kong and wholly owned by CXTI.  ENS is a limited liability company established in the People’s Republic of China (the “PRC”).  HZH is a limited liability company incorporated in the British Virgin Islands.  ENS and HZH are wholly owned by CEN.  For the years ended December 31, 2005, 2004 and 2003, the Company’s revenue were mainly generated from the provision of system integration for establishment of e-government information system and network to local government bodies in Fujian Province, the PRC.

On April 12, 2004, the name of the Company was changed from Leopard Capital, Inc. to China Expert Technology, Inc.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

RESTATEMENT OF FINANCIAL STATEMENTS

2004’s Consolidated Financial Statements	As previously reported	Adjustment number (1)	Adjustment number (2)	Adjustment number (3)	Adjustment number (4)	As restated
	US$	US$	US$	US$	US$	US$

Net income	7,766,841	(2,940,000)	-	-	-	4,826,841

Common stock	3,879,727	-	(3,855,313)	-	-	24,414

Additional paid-in Capital	3,598,854	2,940,000	3,855,313	-	-	10,394,167

Current portion of prepaid expenses	-	-	-	500,000	-	500,000

Prepaid expenses presented as non-current assets	2,062,500	-	-	(500,000)	-	1,562,500

Amount due from a former officer	-	-	-	-	2,022,525	2,022,525

Amount due to a former officer	115,356	-	-	-	2,022,525	2,137,881

Adjustment number:

(1)

In conjunction with the Exchange as mentioned in Note 1 above, CXTI also issued a total of 1,400,000 common shares to financial institutes and advisors as compensation for consulting services for the reverse takeover in addition to 19,935,000 common shares of the Company to the Shareholders.  This transaction was previously reported in the 2004 financial statements as part of the shares issued for acquisition of CEN and charged directly to equity by reference to the par value of such shares issued.

The Company has determined that such 1,400,000 common shares were issued as compensation for services rendered for the reverse takeover and the relevant costs should be charged against income as consultancy fees for reverse takeover in 2004.  The fair value of the transaction costs was determined by the management to be US$2,940,000, which was based on the bid price provided by the Over the Counter Bulletin Board (“OTCBB”) on February 9, 2004 (representing the date of the completion of the reverse takeover).

As a result of the aforementioned adjustment, the net income for 2004 was reduced by US$2,940,000, the net income per share was reduced from US$0.33 to US$0.20 per share and the additional paid-in capital was increased by US$2,940,000.  This adjustment had no impact on net cash provided by operating activities reported in the 2004 consolidated statement of cash flows.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

RESTATEMENT OF FINANCIAL STATEMENTS - Continued

(2)

In order to have a better presentation of the reverse takeover in 2004, the management made certain reallocation adjustments on the common stock and additional paid-in capital.  In particular, US$3,855,313 of the 2004’s common stock was reallocated to the additional paid-in capital of the Company.  US$3,855,313 represented US$3,856,041 of CEN’s common stock less US$728 of CXTI’s common stock (728,474 shares of par value of US$0.001 each) immediately prior to the reverse takeover.

In effect, the opening outstanding common stock of the Company for 2004 represented 19,935,000 shares of par value of US$0.001 each amounted to US$19,935 issued by CXTI to the Shareholders whilst US$728 of CXTI’s common stock (representing 728,474 shares of par value of US$0.001 each) immediately prior to the reverse takeover were regarded as the shares issued for the reverse takeover.  This reallocation had no impact on net income, stockholders’ equity and cash flows in 2004.

(3)

Prepaid expenses reported in the 2004 consolidated balance sheet comprised of a current portion of US$500,000 that was expensed in 2005.  Such current portion has been reclassified from non-current assets to current assets accordingly.  This reclassification had no impact on net income, stockholders’ equity and cash flows in 2004.

(4)

Amount due from a former officer and amount due to a former officer as of December 31, 2004 have been restated by reporting the gross amounts instead of a net amount on the 2004 consolidated balance sheet.  Accordingly, amount due from a former officer was restated at $2,022,525 and amount due to a former officer was restated at $2,137,881.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

Use of estimates

The preparation of the financial statements in conformity with according principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include the recoverability of long-lived assets and recognition of revenue under long term amounts. Actual results could differ from those estimates.

Cash and cash equivalents

Cash equivalents are highly liquid investments and have maturities of three months or less at the date of purchase.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation and amortization are provided using the straight-line method over the estimated useful lives at the following annual rates:

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

Valuation of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset.  Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Deferred financing costs

Deferred financing costs include all costs incurred that are directly related to obtaining loans.  These costs are amortized using the effective interest method over the life of the loans.

Derivative

The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  These non-hedging contracts accounted for in accordance with EITF 00-19 include freestanding warrants to purchase the Company’s common stock as well as embedded conversation features that have been bifurcated from the host contract in accordance with the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting period, with such adjustments reflected in the line item of change in valuation of derivative as other income/(expenses) on the statements of income.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Derivative - Continued

During the year, the Company issued 7% secured convertible debentures in a face amount of US$6,000,000 which are due and payable in full in one year from their issuance (refer to Note 10 for details).  As no floor price is set for the conversion price of such convertible debentures which vary with the fair value of the Company’s common stock, the Company could not be sure it had adequate authorized shares for the future conversion of convertible debentures.  Therefore, all embedded derivatives and freestanding warrants are recorded at fair value, marked-to-market at each reporting period, and are carried on a separate line of the accompanying balance sheet.

The classification of derivatives, including whether such instruments should be recorded as liability or as equity, is assessed at the end of each reporting period.

Revenue recognition

Over 99% of the Company’s revenue was derived from the provision of system integration services for establishment of e-government information system and network to local government bodies of Fujian Province.  The system integration services contracts are fixed price and under long-term arrangements.  Furthermore, an insignificant portion of the Company’s revenue was derived from the provision of consultation and training services to local government bodies.

The Company generally enters into long-term fixed price contracts with local governments to provide system integration services, which included designing the framework of the e-government system, software development and system integration.  The software development is subcontracting to several external software development companies at a fixed price basis.  Revenue on long–term fixed price contracts is recognized under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred as a percentage of the total estimated costs to the customer.  When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately.  The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated costs.  Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.  For instances where the work performed on fixed price contracts is of relatively short duration, revenue is recognized when the work is completed.

Revenues for consultancy services, agency services and other services are recognized as work is performed and amounts are earned in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements” as amended by SAB No. 104 “Revenue Recognition”.  The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured.  For contracts with fees based on time-and-materials or cost-plus, revenue is recognized over the period of performance.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Cost of revenue

Cost of revenue comprises mainly subcontracting costs, labor and other cost incurred by those staff directly engaged in the contracts.

Advertising and marketing expenses

Advertising and marketing expenses, which are charged to income statement as incurred, were US$623,578, US$1,101,205 and US$6,501 for the years ended December 31, 2005, 2004 and 2003, respectively.

Comprehensive income

Accumulated other comprehensive income represents foreign currency translation adjustments and is included in the consolidated statement of stockholders’ equity.

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payables, short-term loans, related parties receivable and related parties payable approximate fair value due to the short-term nature of these items.

Income Taxes

Income taxes are accounted for using the liability method, which requires an entity to recognize deferred tax liabilities and assets.  Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years.  Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expense or benefit in the year that covers the enactment date.  A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Foreign Currency Translation

The Company uses China Renminbi (“RMB”) as a functional currency. Transactions denominated in currencies other than RMB are translated into RMB at the applicable rates of exchange prevailing at the dates of the transactions. Monetary assets and liabilities denominated in other currencies are translated into RMB at rates of exchange prevailing at the balance sheet date.  Exchange gains or losses arising from changes in exchange rates subsequent to the transactions dates for monetary assets and liabilities denominated in other currencies are included in the determination of net income for the respective period.

For financial reporting purposes, RMB has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated at the exchange rate in effect at year end dates. Income statement accounts are translated at the average rate of exchange prevailing for each of the years.  Translation adjustments arising from the use of different exchange rate from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”.  Gains and losses resulting from foreign currency translations are included in other comprehensive income.  The exchange rate between the RMB and the US$ and used for the years ended December 31, 2005 and 2004 were RMB8.0702 to US$1.00 and RMB8.2468 to US$1.00, respectively.

Post-retirement and post-employment benefits

The Company and its subsidiaries contribute to a state pension scheme in respect of its PRC employees and a mandatory provident fund scheme in respect of its Hong Kong employees.  Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Net income per share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period.  The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, SFAS No. 123(R) supersedes APB Opinion No.25, “Accounting for Stock Issued to Employees and amends SFAS No.95, “Statement of Cash Flows”. Generally, the approach in SFAS No.123(R) is similar to the approach described in SFAS No. 123. However, SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative. SFAS No. 123(R) was to be effective from the beginning of the first interim or annual reporting period after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123(R).  As a result, SFAS 123(R) will be effective for small business issuers from the beginning of the first annual reporting period after December 15, 2005, which is the fiscal year ending December 31, 2006 for the Company. The Company is currently assessing the impact of this statement on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which would be the Company’s second quarter of fiscal 2006. The adoption of SFAS No. 153 is not expected to have a material effect on our consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company is currently assessing the impact of the statement on the Company’s consolidation financial statements.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2005	2004
	US$	US$
At cost:
Furniture, fixtures and office equipment	142,122	207,376
Computer equipment and software	180,400	108,268
Motor vehicles	98,919	74,087
Leasehold improvements	158,337	156,652

Total	579,778	546,383
Accumulated depreciation	(550,779)	(525,252)

Property and equipment, net	28,999	21,131

      Depreciation for each of the three years ended December 31, 2005, 2004 and 2003 was US$18,171, US$36,222 and US$161,372, respectively.

5.

       INTANGIBLE ASSETS

	2005	2004
	US$	US$
At cost:
Information databases	1,928,020	1,928,020
Accumulated amortization	(1,928,020)	(1,638,817)

Intangible assets, net	-	289,203

The Company’s information databases represent costs for acquiring the expert information data assembled by and lists and details of projects developed by parties independent of the Company.  The consideration for the Company acquisition of the information databases amounted to US$1,928,020 (HKD15,000,000) was satisfied by the issue of 15,000,000 shares of CEN at Hong Kong dollar 1 per share in the year of 2000.

Amortization for each of the three years ended December 31, 2005, 2004 and 2003 was US$289,203, US$385,604 and US$385,604, respectively.

6.

PREPAID EXPENSES

At December 31, 2005 and 2004 prepaid expenses are as follows:

	2005	2004
	US$	US$
		(restated)

Consultancy fees	2,500,000	2,500,000
Amortization	(937,500)	(437,500)

	1,562,500	2,062,500
Less: Amount to be amortized within one year	(500,000)	(500,000)

Amount to be amortized over one year	1,062,500	1,562,500

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.          PREPAID EXPENSES - Continued

Prepaid expenses represent the aggregate fair value of the company’s common stock issued on February 18, 2004 in return for the consultancy works provided by certain consultants to the Company for the period from February 18, 2004 to February 17, 2009.  The fair value is determined by reference to the average price of the Company’s common stock as quoted on the OTCBB at the date of issuance.  The prepaid expenses are amortized on a straight-line basis over the terms of the consulting agreements of five years.

Amortization for the each of the three years ended December 31, 2005, 2004 and 2003 was US$500,000, US$437,500 and nil, respectively.

7.

       RELATED PARTIES TRANSACTIONS

During the years ended December 31, 2005 and 2004, Mr. Lai Man Yuk, a former officer and currently a beneficial owner of the Company, made various cash advances to CEN for its operating expenses.  On the other hand, Mr. Lai obtained cash advances from ENS.  On December 30, 2005, an agreement has been signed among Mr. Lai, ENS and CEN in relation to the settlement of outstanding balances among the signed parties as of the agreement date.  Pursuant to the agreement, the entire amount due by Mr. Lai to ENS of US$1,840,192 was transferred and settled against his outstanding advances to CEN.  Accordingly, at December 31, 2005, amounts due to Mr. Lai and ENS by CEN became US$848,195 and US$1,840,192, respectively.  Amounts due from / to Mr. Lai by HZH and CXTI represent cash advances.

Details of the balances with Mr. Lai are as follows:

	2005	2004
	US$	US$
		(restated)

Amount due from Mr. Lai to:
Expert Network (Shenzhen) Company Limited	-	2,022,525
Hong Zhong Holdings Limited	24,229	-

Total	24,229	2,022,525

Amount due to Mr. Lai by:
China Expert Technology, Inc.	1,977	-
China Expert Network Company Limited	848,195	2,133,691
Hong Zhong Holdings Limited	-	4,190

Total	850,172	2,137,881

The above balances are interest free, unsecured and repayable within one year.

In 2004, a rental agreement was signed between Mr. Lai and ENS for leasing of the office premises in Shenzhen at a monthly rent of RMB91,677, which was determined by both parties with reference to the market rental.  The operating lease arrangements with expiry date in December 2006 are cancelable and rentals are paid on a monthly basis.  During the period ended December 31, 2005, 2004 and 2003, the Company paid rentals amounting to US$134,447, US$133,404 and US$133,404, respectively, to Mr. Lai.

In April 2005, Mr. Lai sold a used motor vehicle to the Company at an amount of HK$180,000 (equivalent to US$23,136) which was determined by both parties with reference to the market value.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.

     RELATED PARTIES TRANSACTIONS - Continued

On March 22, 2005, the Company intended to acquire the ownership of Shenzhen Zhong Zhuo Technology Development Company Limited (“ZZTD”), a subcontractor of the Company, and ENS signed a letter of intent with ZZTD.  Pursuant to the letter of intent, the Company placed a deposit of RMB30,000,000 to ZZTD.  On March 1, 2006, being mutually agreed by the Company and ZZTD, an agreement has been made between both parties to rescind the letter of intent dated March 22, 2005 and the acquisition was terminated.  No penalty or compensation were agreed by both parties for the termination.  ZZTD repaid the full deposit amount of RMB30,000,000 to the Company on March 3, 2006.  Mr. Zhu Xiaoxin, the Chief Executive Officer of CXTI, being the company’s representative and director of ZZTD, also holds 20% of the equity interest in ZZTD.

ZZTD is one of the major subcontractors of Jinjiang and Dehua projects.  For the years ended December 31, 2005, 2004 and 2003, subcontracting services provided by ZZTD to the Company amounting US$3,044,876, US$1,249,710 and US$2,025,028, respectively.

Loan made by the Company to a director, Mr. Kung Sze Chau, in 2004 which was interest bearing at 5.22% per annum, unsecured and due by January 14, 2005 was fully repaid on the due date.  Interest income received from Mr. Kung for the years ended December 31, 2005, 2004 and 2003 were nil, US$22,111 and nil, respectively.

Other balances with directors and shareholders are interest-free and unsecured with no fixed terms of repayment.

8.

   PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	2005	2004
	US$	US$

Prepaid contract costs	6,013,009	3,827,136
Deposit for acquisition of a subcontractor (Note 7)	3,717,380	-
Prepayments, deposits and other receivables	67,549	44,304

	9,797,938	3,871,440

Prepaid contract costs refer to prepayments made to suppliers for the purchases of hardware on behalf of customers, and down-payment to subcontractors for system development.  Prepayments are required during the start-up stage of each project, and no revenue and cost be recognized during this stage.

9.

COST AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

	2005	2004
	US$	US$

Cost and estimated earnings to date	71,844,581	33,168,093
Less: Billings	(70,761,612)	(33,168,093)

	1,082,969	-

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.

CONVERTIBLE DEBENTURES

On October 31, 2005, the Company issued 7% secured convertible debentures (the “Debentures”) in an aggregate amount of US$6,000,000.  The Debentures are due and payable in full in one year from the date of issuance and require quarterly payment of interest payable in cash or stock at the option of the Company.  At any time from the date of issuance until the maturity date of the Debentures, the Debenture holders have the right to convert the full face amount of the Debentures to common stock of the Company at a price of equal to 75% of the average of the volume weighted average prices of the Company’s common stock for the five consecutive trading days immediately prior to the date of conversion.  In no event will the conversion price be greater than US$1.80 per share.

In connection with the issuance of the Debentures, the Company issued short-term warrants (“Short Term Warrants”) and long-term warrants (“Long Term Warrants”) to the Debenture holders.  For Short Term Warrants, the Company issued the right to the holders to purchase up to 3,921,569 shares of the Company’s common stock at a price of US$1.53 per share.  Short Term Warrants are exercisable for a period equal to the earlier of 18 months from the date of a registration statement declared effective by the Securities and Exchange Commission (“SEC”) or five years from their issuance.  For Long Term Warrants, the Company issued the right to the holders to purchase up to 1,960,784 shares of the Company’s common stock at a price of US$3.06 per share.  Long Term Warrants are exercisable for a period of five years following their issuance.

The Company accounted for the net proceeds from the issuance of the Debentures as three separate components; an embedded derivative component (conversion features), a detachable warrant component and a debt component.  The Company determined the initial carrying value of the debt component by subtracting the fair value of the derivative components amounted to US$5,737,000 (US$3,792,000 for the fair value of conversion features of the Debentures and US$1,945,000 for the fair value of the detachable warrants issued in connection with the Debentures) from the net proceeds received from the issuance of the Debentures.  This resulted in US$263,000 initial carrying amount of the debt component.

On November 7, 2005, the Company issued a total of 2,309,269 shares of common stock to the Debenture holders following exercise of their election to convert a total of US$1,601,561 in principal amount of the Debentures plus accrued interest of US$3,111 to common stock.  The conversion price was US$0.694875 per share.

At December 31, 2005, the carrying amount of the Debentures was US$733,000, consisting of the face value of US$4,398,439, less unamortized debenture discount of US$3,665,439.  An amount of US$540,202 debenture discount was charged to interest expense for the year ended December 31, 2005.  The fair value of the conversion features at year end date was US$3,631,000.

In addition, the Company issued warrants to a financial advisor for the provision of legal, due diligence and other expenses in relation to the issuance of the Debentures.  The Company issued to the financial advisor the right to purchase up to 392,156 shares of common stock at a price of US$1.53 per share and the right to purchase up to 196,078 shares at a price of US$3.06 per share.  The warrants for the right to purchase up to 392,156 shares is exercisable for a period equal to the earlier of 18 months from the a registration statement declared effective by the SEC or five years from their issuance.  The warrants for the right to purchase up to 196,078 shares is exercisable for a period of five years following their issuance.  On issuance, the Company valued the warrants at US$194,000.  There were legal and professional fees incurred in connection with the issuance of the Debentures amounting to US$453,707.  Legal and professional fees included the value of the issued warrants to the financial advisor and related legal and professional fees totally US$647,707 were recorded in deferred finance costs and amortized over the period of the Debentures.  Amortization of the deferred finance cost for the year ended December 31, 2005 was US$107,951.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.

INCOME TAXES

United States

CXTI is incorporated in the United States of America and is subject to United States of America tax law.  No provision for income taxes has been made as CXTI has no taxable income for the years ended December 31, 2005, 2004 and 2003.  The statutory tax rate for each of the years ended December 31, 2005, 2004 and 2003 is 35%.

Hong Kong

CEN is incorporated in Hong Kong and is subject to Hong Kong profits tax.  The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the subsidiary has no net assessable income for the years.  The applicable statutory tax rate for the years ended December 31, 2005, 2004 and 2003 are 17.5%, 17.5% and 16%, respectively.

British Virgin Islands

HZH is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

PRC

Enterprises income tax in PRC is generally charged at 33%, in which 30% is for national tax and 3% is for local tax, of the assessable profit.  For foreign investment enterprises established in Shenzhen, where ENS is located, the national tax rate could be reduced to 15%.  ENS is subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in the PRC statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.

The income tax expenses consists of the following:

	Year ended December 31,
	2005	2004	2003
	US$	US$	US$
Current:
PRC	(2,389,063)	(1,838,684)	(158,487)
Deferred:
PRC	(96,439)	6,861	(248,563)
Hong Kong	(271,898)	(50,848)	103,734
	(368,337)	(43,987)	(144,829)

Total expenses for income tax	(2,757,400)	(1,882,671)	(303,316)

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.

INCOME TAXES - Continued

A reconciliation between the provision for income taxes computed by applying the statutory tax rate in PRC to income before income taxes and the actual provision for income taxes is as follows:

	Year ended December, 31
	2005	2004	2003
	US$	US$	US$
		(restated)

Income before income tax	9,260,719	6,709,512	1,513,729

Expected income tax expenses at PRC income tax rate of 15%	(1,389,108)	(1,006,427)	(227,059)
Tax rates differential in different jurisdiction	1,307,056	937,540	27,110
Expenses not deductible for tax purposes	(54,385)	(64,812)	(103,367)
Tax effect of revenue not subject to tax	946	-	-
Change in valuation allowances	(2,621,909)	(1,748,972)	-

Income tax expenses	(2,757,400)	(1,882,671)	(303,316)

The major components of deferred tax assets and liabilities are as follows:

	2005	2004
	US$	US$
		(restated)
Deferred tax assets:
Excess of book depreciation expense over tax depreciation expense	6,782	8,683
Change in fair value of derivatives that is reported in financial statements prior to becoming deductible for tax purpose	1,485,465	-
Tax losses	2,878,634	2,012,047
Less: Valuation allowance	(4,370,881)	(1,748,972)
	-	271,758

Deferred tax liabilities:
Expenses that are reported in financial statements prior to becoming deductible for tax purpose	(33,692)	-
Revenue recognized for financial reporting purposes before being recognized for tax purpose	130,131	-
Others	1,344	-
	97,783	-

The increase in valuation allowance in 2005 and 2004 were primarily the result of tax losses carry forwards that management believes may not be fully utilized because of the uncertainty regarding the Company’s ability to generate taxable income in CXTI and CEN.  At December 31, 2005 and 2004, CXTI had tax losses amounted to US$6,836,691 and US$4,653,508 respectively which can be carried forward twenty years from the year of loss.  At December 31, 2005 and 2004, CEN had tax losses amounted to US$2,945,989 and US$2,360,431 respectively which can be carried forward indefinitely.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.

NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share:

	Year ended December 31,
	2005	2004	2003
		(restated)

Basic income per share
Income for the year	US$6,503,319	US$4,826,841	US$1,210,413

Weighted average common stock outstanding	24,545,570	23,673,802	19,935,000

Net income per share	US$0.26	US$0.20	US$0.06

Diluted income per share
Income for the year	US$6,503,319	US$4,826,841	US$1,210,413
Net interest impact of assumed conversion of convertible debentures	53,859	-	-

Net income	US$6,557,178	US$4,826,841	US$1,210,413

Weighted average common stock outstanding	24,545,570	23,673,802	19,935,000
Effect of dilutive securities:
Convertible debentures	546,552	-	-
Warrants	718,954

Weight average common stock outstanding	25,811,076	23,673,802	19,935,000

Net income per share	US$0.25	US$0.20	US$0.06

The computation of the shares above for the convertible debentures was based on the average market price .

At December 31, 2005, 2,156,862 potential common shares relating to warrants at the exercise price of US$3.06 per share excluded from the computations of diluted income per share because the exercise price was higher than the average market price.

13.

COMMITMENTS AND CONTINGENCIES

The Company leases office premises in Hong Kong under a non-cancelable operating lease agreement. The operating leases requiring minimum rentals as follows:

US$
Years ending December 31
2006	106,060
2007	29,166

Total minimum lease	135,226

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.

COMMITMENTS AND CONTINGENCIES - Continued

In addition, the Company leases an office premise in Shenzhen, the PRC, from Mr. Lai, the former officer of the Company (Note 7).

Rental expenses for the years ended December 31, 2005, 2004 and 2003 were US$243,841, US$281,621 and US$339,649, respectively.

The Company is aware of threatened litigation from First Montauk Securities Corp. with respect to a claim that $660,000 is owed to First Montauk Securities Corp. by the Company under a Fee Agreement dated September 8, 2004. The Company believes that the claim is without merit and the Company intends to vigorously defend any future litigation with respect to this matter.

14.

        STOCKHOLDERS’ EQUITY

Common stock

On February 18, 2004, the Company entered into consulting agreements (the “Consulting Agreements”) with several consultants (the “Consultants”) for the provision of corporate finance and reporting, information technology process improvement and technology support services to the Company.  The terms of these Consulting Agreements commence on February 18, 2004 and end on February 17, 2009. In consideration of the consulting services provided, the Company issued in aggregate 1,800,000 shares of the Company’s common stock to the Consultants.

On February 26, 2004, the Company entered into a strategic services agreement with a corporate consultant for the sourcing of e-government contracts to the Company in the Fujian Province in the PRC.  In consideration of the sourcing services provided, the Company agreed to pay a fee at 15% of the gross income of the contracts referred to the Company.  During the year 2004, the Company issued 1,101,205 shares of the Company’s common stock to the corporate consultant as consultancy services for the contracts obtained.

On December 28, 2004, one of the Consultants did not provide services in accordance with the aforesaid consulting agreement.  Accordingly, the Company and this consultant entered into an agreement for the termination of the aforesaid consulting agreement and the surrender of 550,000 of the Company’s common stock previously granted to him.  Such common stock was canceled as a result.

On June 17, 2005, the Company entered into a strategic services agreement with a consultant for the sourcing of e-government contracts to the Company in the Fujian Province in the PRC. In consideration of the sourcing services provided, the Company agreed to pay a fee at 10% of the gross profit of the contracts referred to the Company.  During the year 2005, the Company issued 1,056,911 shares of the Company’s common stock to the corporate consultant as consultancy services for the contracts obtained.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.

STOCKHOLDERS’ EQUITY - Continued

Common stock - Continued

On August 9, 2005, the Company entered into an agreement for cancellation of shares with a registered and beneficial owner of shares (the “Beneficial Owner”) because of a disagreement arose between the Company and the Beneficial Owner regarding certain matters related to the closing of the share exchange agreement of February 9, 2004.  1,877,863 shares granted to the Beneficial Owner before was canceled.

On November 7, 2005, the Company issued a total of 2,309,269 shares to the holders of the Company’s convertible debentures following exercise of their election to convert a total of US$1,601,561 in principal amount of debentures plus accrued interest of US$3,111 to common stock.

Warrant

As mentioned in Note 10, the Company issued warrants in connection with the issuance of convertible debentures in October 2005.  The following is a summary of outstanding warrants at December 31, 2005.

	Exercise price	Shares issuable	Exercisable period	Fair value
	US$			US$
Short Term Warrants issued on October 31, 2005 in connection with issuance of convertible debentures	1.53	3,921,569	The earlier of 18 months from the date of a registration statement declared effective by the SEC or five years from their issuance	2,978,000

Long Term Warrants issued on October 31, 2005 in connection with issuance of convertible debentures	3.06	1,960,784	Five years from their issuance	2,051,000

Warrants issued on October 31, 2005 in return for legal and professional services in relation to issuance of convertible debentures	1.53	392,156	The earlier of 18 months from the date of a registration statement declared effective by the SEC or five years from their issuance	298,000

Warrants issued on October 31, 2005 in return for legal and professional services in relation to issuance of convertible debentures	3.06	196,078	Five years from their issuance	205,000

		6,470,587		5,532,000

For the year ended December 31, 2005, the Company recorded an expense of US$3,393,000 for the change in the fair value of warrants.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.

EMPLOYEE BENEFITS

CEN participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment of CEN in Hong Kong.  Contributions are made by CEN at 5% based on the participants’ relevant income with a ceiling of HKD20,000 per month.  The participants are entitled to 100% of CEN’s contributions together with accrued returns irrespective of their length of service with CEN, but the benefits are required by law to be preserved until the retirement age of 65.

As stipulated by the PRC government regulations, ENS is required to contribute to PRC insurance companies organized by the PRC government that are responsible for the payments of pension benefits to retired staff.  The monthly contribution of ENS was equal to 8% - 9% of the reported salaries of the existing staff. ENS has no obligation for the payment of pension benefits beyond the annual contributions described above.

The assets of the schemes are controlled by trustees and held separately from those of CEN and ENS.  Total contributions for retirements plans for the years ended December 31, 2005, 2004 and 2003 were US$13,767, US$15,635 and US$17,674, respectively.

16.

STOCK INCENTIVE PLAN

At the annual meeting of the stockholders held on January 21, 2003, the Company’s 2002 Stock Incentive Plan (“the 2002 Plan”) was approved.  Under the 2002 Plan, the Board of Director, in it discretion, may grant common stock or options to purchase common stock of the Company to key employees, consultants, and non-employee directors of the Company.  The Company has reserved 825,000 shares of common stock for the options under the 2002 Plan.  On January 23, 2006, the 2002 Plan was discontinued and terminated.  No options or awards have been made or exercised since the adoption of the 2002 Plan.

17.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

For the years ended December 31, 2005, 2004 and 2003, the Company’s major customers are two local government bodies in Fujian Province of the PRC which accounted for 100%, 100% and 99% of the Company’s total revenue in relation to the provision of consultancy and system integration for establishment of e-government information system and network.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.  There were nil bad debt expense for each of the years ended December 31, 2005, 2004 and 2003.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.

SUBSEQUENT EVENTS

On January 2, 2006, pursuant to the consultant contract dated June 17, 2005 that mentioned in Note 14 and the terms of a Supplementary Agreement dated January 2, 2006, the Company has agreed to issue 1,179,150 shares of its common stock to the consultant as a consultancy service in relation to the sourcing of a new e-government project.

At January 20, 2006, the Company adopted the China Expert Technology, Inc. Stock Compensation Program (the “Program”) and reserved up to 800,000 shares of common stock for issuances under the Program.  The purpose of the Program is to attract and retain key employees, consultants and other persons, and to provide such key individuals with an additional incentive to contribute to the success of the Company.  On January 25, 2006, the Company issued 800,000 shares of common stock to various employees who are identified by the Company as eligible to participate in the Program.  At the issuance date, the share price was US$1.76 and an employees’ benefit amounting to US$1,408,000 would be charged to income statement of January 2006.

On February 11, 2006, the Company issued warrants to a consultancy company for the provision of consultancy services for the period from January 1, to December 31, 2005.  The Company issued the right to purchase up to 150,000 shares of common stock at a price of US$1.08 per share.  The warrants are exercisable for a period of five years from their issuance.  The Company has accrued the related consultancy services expenses in the income statement of 2005 amounted to US$172,000.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers

The following table sets forth the names and ages of our current officers and directors.  We have not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole.

Directors and Executive Officers

Name	Age	Position Held	Tenure
Zhu Xiao Xin	39	CEO, President and Director	Since February 9, 2004
Huang Tao	42	Chairman and Director	Since March 16, 2005
Kung Sze Chau	56	Director	Since February 9, 2004
Chiang Min Liang	40	Chief Financial Officer Principal Accounting Officer	Since November 16, 2004

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

Mr. Huang Tao

Before joining the Group, Mr. Huang worked for the Bank of China from 1981 to 2004. His last position was the Deputy General Manager of Retail Banking Department of the Headquarters. He was a member of Marketing Committee of MasterCard International (Asia Pacific Region) and the Marketing Advisor of Visa International (Asia Pacific Region) from 1998 to 2000. Mr. Huang has over 20 years extensive experience in banking industry and has established good relations with financial institutions and provincial governments in China.  Mr. Huang holds a Bachelor Degree for English Language from the Nanjing Normal University and a Master Degree of Business Economy from the College of Graduate Students of the Chinese Academy of Social Sciences.

Mr. Kung Sze Chau

Mr. Kung is the Chief Executive Officer and a director of China Expert Network Company Limited. He has held these positions since May 2000. Mr. Kung has over 20 years experience in investment and management. He was the past Vice President and Managing Director of many large-scale enterprises in PRC. He also specializes in biological pharmaceutical and property investments.  Mr. Kung was the vice president of Shenzhen Gong Cai Technology Company Limited for 5 years and the director of Sunkock Development Limited for 7 years.  Both companies involved in the business of investment in the PRC.

III-1

Ms. Chiang Min Liang

Ms. Chiang received her Bachelor of Economics in 1988. In 1997, she obtained the professional qualification of Certified Public Accountant in China.  Ms. Chiang started her career in the educational field where she taught auditing and accounting for over 6 years.  Later, Ms. Chiang worked in several enterprises in finance and accounting position and few well known professional accounting firms in China in which she was responsible for accounting, finance, auditing, capital verification, and asset appraisal work for many listed enterprises.  Ms. Chiang has over 16 years of experience in finance and auditing in China and Hong Kong.  She has joined the China Expert group as the Chief Accountant since June 2004.  Ms. Chiang was the Controller and Chief Financial Officer of Shenzhen Xin Lu Shi Industrial Co., Ltd. from March 1999 to August 2004, where she was responsible for financial policies, training of personnel from the Finance Department, and preparing financial reports and finance analysis report.

Involvement in Certain Legal Proceedings

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

Election Of Directors And Officers

Directors are elected at each annual meeting of stockholders and hold office until the next succeeding annual meeting and the election and qualification of their respective successors. Officers are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors.  China Expert’s By-Laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders and the due election and qualification of his successor.

Meetings Of The Board Of Directors

During the year ended December 31, 2005, China Expert held one directors’ meeting and each incumbent director attended more than seventy-five percent of the total of meetings of the Board of Directors and the Committees of which he is a member.  The Board of Directors also acted four times by unanimous written consent.

III-2

Committees Of The Board Of Directors

We currently do not have any committees of the Board of Directors.  We do not currently have an audit committee financial expert.  Our current management has only been in place since February 9, 2004, and they have not yet had the opportunity to locate and appoint a financial expert.

Director Compensation

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director. During the fiscal year ended December 31, 2005, no Director received or accrued any compensation for his services as a Director, including committee participation or special assignments.

Code of Ethics

The Company has adopted a code of ethics, as required by the rules of the SEC (attached as Exhibit 14.1 to our registration statement on Form SB-2 (Registration No. 333-130750) filed with the SEC on December 29, 2005). This code of ethics applies to all of the Company’s directors, officers and employees. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any stockholder who requests such information.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 furnished to the Company during the fiscal year ended December 31, 2005, none of the officers, directors or principal shareholders of the Company have failed to file or been delinquent in filing reports required under Section 16(a) of the Exchange Act.

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to the compensation paid to (i) China Expert’s Chief Executive Officer and (ii) each of China Expert’s other executive officers who received aggregate cash compensation in excess of $100,000 for services rendered to China Expert (collectively, “the Named Executive Officers”) during the years ended December 31, 2005, 2004 and 2003:

	Annual Compensation				Long-term Compensation
				Other		Securities
				Annual	Restricted	Underlying
				Compens-	Stock	Options/	LTIP	All other
Name and		Salary	Bonus	ation	Award(s)	SARs (1)	Payouts	Compensation
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)

Zhu Xiaoxin,
CEO, President and Director	2005	$29,331	--	--	--	--	--	--
	2004	$29,102	--	--	--	--	--	--
	2003	--	--	--	--	--	--	--

Chiang Min Liang
Chief Financial Officer	2005	$9,532	--	--	--	--	--	--
	2004	$2,024	--	--	--	--	--	--
	2003	--	--	--	--	--	--	--

Huang Tao
Chairman and Director	2005	$38,194	--	--	--	--	--	--
	2004	--	--	--	--	--	--	--
	2003	--	--	--	--	--	--	--

Kung Sze Chau	2005	--	--	--	--	--	--	--
Director	2004	--	--	--	--	--	--	--
	2003	--	--	--	--	--	--	--

III-3

There are no stock option, retirement, pension or profit-sharing plans for the benefit of our officers and directors.

Employment Agreements

The Company does not have a written employment agreement with Mr. Kung Sze Chau, its director who has not received any compensation during the fiscal year ended December 31, 2005.

The Company, through its subsidiary, ENS, has written employment agreements with Zhu Xiaoxin, its CEO, President and Director and Chiang Min Liang, its Chief Financial Officer. In addition, the Company, through its another subsidiary, Hong Zhong Holdings Limited, has written employment agreement with Huang Tao, its Chairman and Director.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2005.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Options Granted in the Last Fiscal Year

The following presents certain information on stock options for the China Expert Named Executive Officers for the year ended December 31, 2005:

Percent of
	Number of	Total
	Securities	Options/			Potential Realizable Value
	Underlying	SARs			at Assumed Annual Rates
	Options	Granted to	Exercise or		of Stock Price Appreciation
Named	Granted	Employees in	Base Price	Expiration	for Option Term
Executive Officer	(#)	Fiscal Year	($/share)	Date	5% ($)	10% ($)
None

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values

The following table sets forth options exercised by China Expert Named Executive Officers during the year ended December 31, 2005, and the number and value of all unexercised options at fiscal year end.

Number of Unexercised
			Securities Underlying		Value of Unexercised In-
	Shares		Options/SARs at		the-Money Options/SARs at
	Acquired	Value	December 31, 2005		December 31, 2005 (1)
Named	on Exercise	Realized
Executive Officer	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
None

III-4

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information regarding the beneficial ownership of all shares of common stock at March 24, 2006, for each executive officer and director of China Expert and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock.  The percentage ownership shown in such table is based upon 27,914,851 common shares issued and outstanding at March 24, 2006, and ownership by these persons of options or warrants exercisable within 60 days of such date.  Also included is beneficial ownership on a fully-diluted basis showing all authorized, but unissued, shares of our common stock at March 24, 2006, as issued and outstanding.  Unless otherwise indicated, each person has sole voting and investment power over such shares.

Name and Address	Number of Shares Beneficially Owned	Percent of Class

Zhu Xiaoxin (1) (2)	1,893,825	6.78%
Kung Sze Chau (1) (3)	1,939,167	6.95%
Chiang Min Liang (1)	0	0
Huang Tao (1) (6)	737,943	2.64%
Lai Man Yuk (4)	2,536,530	9.09%
Tsang Chi Wai Eric (5)	1,459,441	5.23%

China Data Holdings Limited (7)	9,967,500	35.71%

China Link Investment Group Limited (8)	2,270,595	8.13%

All Current Officers and Directors as a Group (9) (4 in Number)	4,570,935	16.37%

(1)

The person listed is currently an officer, a director, or both, of the Company.

(2)

Includes 1,893,825 shares held of record by China Data Holdings Limited, of which Mr. Zhu may be deemed to be the beneficial owner as a result of the ownership of approximately 19% of the share capital of China Data Holdings Limited by Supreme Top Limited, which is wholly-owned by Mr. Zhu.

(3)

Includes 906,046 shares held of record by China Data Holdings Limited, of which Mr. Kung may be deemed to be the beneficial owner as a result of the ownership of approximately 9.09% of the share capital of China Data Holdings Limited by Tongo Network Limited, which is wholly-owned by Mr. Kung. Also includes 1,033,121 shares held of record by China Link Investment Group, of which Mr. Kung owns approximately 45.5% of the share capital.

(4)

Includes 2,536,530 shares held of record by China Data Holdings Limited, of which Mr. Lai may be deemed to be the beneficial owner as a result of the ownership of approximately 31.81% of the share capital of China Data Holdings Limited by Asia Style.com Group Limited, of which Mr. Lai owns 80% of the share capital.

(5)

Includes 634,132 shares held of record by China Data Holdings Limited, of which Mr. Tsang may be deemed to be the beneficial owner as a result of the ownership of approximately 31.81% of the share capital of China Data Holdings Limited by Asia Style.com Group Limited, of which Mr. Tsang owns 20% of the share capital. Also includes 825,309 shares held of record by China Data Holdings Limited, of which Mr. Tsang may be deemed to be the beneficial owner as a result of ownership of approximately 8.28% of the share capital of China Data Holdings Limited by Lucky Cyber Investments Limited, which is wholly-owned by Mr. Tsang.

(6)

Includes 737,943 shares held of record by China Link Investment Group Limited, of which Mr. Huang owns approximately 32.5% of the share capital.

(7)

Includes shares beneficially owned by Zhu Xiaoxin and Kung Sze Chau, as described in the footnotes (2) and (3), above.

(8)

Includes shares beneficially owned by Kung Sze Chau, as described in footnote (3) above.

(9)

Includes shares beneficially owned by Zhu Xiaoxin, Kung Sze Chau and Huang Tao as described in footnotes (2), (3) and (6), above.

III-5

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the share exchange transaction with China Expert Network Company Limited which was consummated on February 9, 2004, we issued a total of 200,000 shares to Hudson Capital Corporation, as compensation for consulting services. Terry G. Cook, who was the President and a Director of the Company at the time of the share exchange transaction, is the controlling shareholder of Hudson Capital Corporation.

The Company rents office space in Shenzhen, China for its operative office from a former officer, Mr. Lai Man Yuk. The Company paid $134,447, which represents the total rental amount for the office in the fiscal year 2005.  The rental rate was established by the parties based upon market rental rates.

The Company made a loan in the amount of approximately $3,000,000 to Kung Sze Chau, one of its officers and directors. The loan is unsecured, bears interest at the rate of 5.22% per annum, and was paid in full on January 14, 2005.

On March 22, 2005, the Company intended to acquire the ownership of Shenzhen Zhong Zhuo Technology Development Company Limited (“ZZTD”), a subcontractor of the Company, and ENS signed a letter of intent with ZZTD.  Pursuant to the letter of intent, the Company placed a deposit of RMB30,000,000 to ZZTD.  On March 1, 2006, being mutually agreed by the Company and ZZTD, an agreement has been made between both parties to rescind the letter of intent dated March 22, 2005 and the acquisition was terminated.  No penalty or compensation was agreed by both parties for the termination.  ZZTD repaid the full deposit amount of RMB30,000,000 to the Company on March 3, 2006.  Mr. Zhu Xiaoxin, the Chief Executive Officer of CXTI, being the company’s representative and director of ZZTD, also holds 20% of the equity interest in ZZTD.  ZZTD is one of the major subcontractors of Jinjiang and Dehua projects.  For the years ended December 31, 2005 subcontracting services provided by ZZTD to the Company amounting US$3,044,876.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

(1)

The following exhibits required by Item 601 of Regulation S-B to be filed herewith are hereby incorporated by reference:

DESIGNATION OF EXHIBIT	DESCRIPTION	LOCATION

2.1	Articles of Merger, dated May 3, 1996 between Canadian Northern Lites, Inc. and Leopard Capital, Inc.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed on October 10, 2000

3.1	Articles of Incorporation of Canadian Northern Lites, Inc.	Incorporated by reference as Exhibit 4.1 to Form 8-K filed on October 10, 2000

3.2	Amendment to the Articles of Incorporation of Canadian Northern Lites, Inc.	Incorporated by reference as Exhibit 4.1 to Form 8-K filed on October 10, 2000

III-6

3.3	By-Laws of Leopard Capital Inc.	Incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.1	Tenancy Agreement of Office, dated August 20, 2002, between Jinjiang Gongcheng Management Services Co., Ltd. and Expert Network (Shenzhen) Company Limited	Incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.2	Tenancy Agreement, dated January 1, 2004, between Lai Man Yuk and Expert Network (Shenzhen) Company Limited	Incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.3	Tenancy Agreement of Office, dated April 21, 2004, between Jinjiang Gongcheng Management Services Co., Ltd. and Expert Network (Shenzhen) Company Limited	Incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.4	Tenancy Agreement, dated January 1, 2005, between Lai Man Yuk and Expert Network (Shenzhen) Company Limited	Incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.5	Employment Contract, dated November 5, 2004, between Zhu Xiao Xin and Expert Network (Shenzhen) Company Limited	Incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.6	Employment Contract, dated December 12, 2004, between Chiang Min Liang and Expert Network (Shenzhen) Company Limited	Incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.7	Employment Contract, dated June 12, 2005, between Chiang Min Liang and Expert Network (Shenzhen) Company Limited	Incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.8	Employment Contract, dated November 4, 2005, between Zhu Xiao Xin and Expert Network (Shenzhen) Company Limited	Incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.9	Consulting Agreements dated June 17, 2005, Expert Network Development Company Limited and China Expert Technology, Inc.	Incorporated by reference as Exhibit 10.1 to Form 8 filed on July 13, 2004

10.10	Office Lease by and between China Expert Technology, Inc. and Mr. Lai Man Yuk, dated as of January 24, 2001	Incorporated by reference as Exhibit 10.1 to Form 8 filed on July 13, 2004

10.11	Strategic Services Agreement, dated February 26, 2004	Incorporated by reference as Exhibit 10.1 to Form S-8 filed on November 8, 2004

III-7

10.12

Agreement for Share Exchange, dated December 30, 2003, by and among Leopard Capital, Inc., China Expert Network Company Limited, the Shareholders of China Expert Network Company Limited, and Hudson Capital Corporation

Incorporated by reference as Exhibit 2.1 to Form 8-K filed on February 24, 2004

10.13

Agreement, dated May 8, 2003, by and between the People’s Municipal Government of Nan’an City and Expert Network (Shenzhen) Co., Ltd. regarding Electronic Administration Planning, Design and Construction of the Municipality Government of Nan’an City

Incorporated by reference to Exhibit 10.13 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.14

Agreement, dated April 30, 2003, by and between Jinjiang Gongcheng Management Services Co., Ltd. and Expert Network (Shenzhen) Co., Ltd. regarding the Jinjiang City Electronic Administration Planning, Design and Construction

Incorporated by reference to Exhibit 10.14 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.15	Supplementary Provisions to Contract, dated June 10, 2003, by and between Jinjiang Gongcheng Management Services Co., Ltd. and Expert Network (Shenzhen) Co., Ltd.	Incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.16

Agreement, dated March 20, 2005, by and between Jinjiang Gongcheng Management Services Co., Ltd. and Expert Network (Shenzhen) Co., Ltd. regarding the Jinjiang Electronic Administration Promotion Project

Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.17	Agreement, dated May 5, 2005, by and between Jinjiang Gongcheng Management Services Co., Ltd. and Expert Network (Shenzhen) Co., Ltd. regarding the Jinjiang Electronic Business Project Construction	Incorporated by reference to Exhibit 10.17 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.18

Agreement, dated April 9, 2004, by and between Dehua County People’s Municipality of Fujian Province and Expert Network (Shenzhen) Co., Ltd. regarding the Electronic Administration Planning, Design and Construction of Dehua County

Incorporated by reference to Exhibit 10.18 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

III-8

10.19

Agreement, dated January 5, 2005, by and between Dehua County Electronic Administration and Construction Management Company Limited of Fujian Province and Expert Network (Shenzhen) Co., Ltd. regarding the Electronic Administration Construction of Dehua County (Phase 2)

Incorporated by reference to Exhibit 10.19 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.20

Agreement, dated June 17, 2005, by and between Huian County Electronic Administration Management Company, Limited and Expert Network (Shenzhen) Co., Ltd. regarding the Electronic Administration Planning, Design and Construction of Huian County People’s Municipality of Fujian Province

Incorporated by reference to Exhibit 10.20 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.21

Securities Purchase Agreement, dated October 21, 2005, by and between China Expert Technology, Inc, Alpha Capital AG, DKR Soundshore Oasis Holding Fund, Ltd., Ellis International, Ltd. Inc. Platinum Partners Advisors, LLC and Platinum Long Term Growth I, LLC

Incorporated by reference to Exhibit 10.21 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.22

Registration Rights Agreement dated October 31, 2005, by and between China Expert Technology, Inc. Alpha Capital AG, KDR Soundshore Oasis Holding Fund, Ltd., Ellis International, Platinum Partners Advisors, LLC and Platinum Long Term Growth I, LLC

Incorporated by reference to Exhibit 10.22 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.23	Security Agreement, dated October 31, 2005, by and between China Expert Technology, Inc., China Expert Network Co., Ltd., Expert Network (Shenzhen) Co., Ltd. and Hong Zhong Holdings, Ltd.	Incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.24	Form of Secured Debentures	Incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.25

Escrow Agreement, dated October 21, 2005 by and between China Expert Technology, Inc. Alpha Capital AG, KDR Soundshore Oasis Holding Fund, Ltd., Ellis International, Platinum Partners Advisors, LLC and Platinum Long Term Growth I, LLC

Incorporated by reference to Exhibit 10.25 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.26	Form of Short Term Warrant	Incorporated by reference to Exhibit 10.26 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.27	Form of Long Term Warrant	Incorporated by reference to Exhibit 10.27 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

III-9

10.28	Lock-Up Agreements, dated October 21, 2005, by and among China Expert Technology, Inc. and China Data Holdings Ltd., and China Link Investment Group Limited.	Incorporated by reference to Exhibit 10.28 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

10.29	Subsidiary Guarantee, dated as of October 31, 2005, by and between China Expert Network Co. Ltd., Expert Network (Shenzhen) Co. Ltd. and Hong Zhong Holdings Ltd.	Incorporated by reference to Exhibit 10.29 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

14.01	Code of Ethics	Incorporated by reference to Exhibit 14.01 to the Company’s registration statement on Form SB-2 filed on December 29, 2005

23.1	Consent of PKF

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

III-10

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and billable by BDO McCabe Lo Limited, China Expert’s independent auditors, for the audit of China Expert’s annual consolidated financial statements and reviews of quarterly financial statements for the year ended December 31, 2005 was $115,000.

The aggregate fees billed by PKF Certified Public Accountants, China Expert’s previous independent auditors, for the audit of the Company’s annual consolidated financial statements and reviews of quarterly financial statements for the years ended December 31, 2005 and 2004 were $7,712 and $119,537 respectively.

Tax Fees

The aggregate fees billed and billable by PKF Certified Public Accountants, China Expert’s principal accountants for tax compliance, advice, and planning, were $2,000 and $2,000 for the years ended December 31, 2005 and 2004, respectively.

III-11

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2006.

CHINA EXPERT TECHNOLOGY, INC.

Date: March 31, 2006	By:	/s/ Zhu Xiaoxin
	Name:	Zhu Xiaoxin
	Title:	Chief Executive Officer

Date: March 31, 2006	By:	/s/ Chiang Min Liang
	Name:	Chiang Min Liang
	Title:	Chief Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2006	By:	/s/ Zhu Xiaoxin
	Name:	Zhu Xiaoxin
	Title:	Chief Executive Officer, President and Director

Date: March 31, 2006	By:	/s/ Huang Tao
	Name:	Huang Tao
	Title:	Chairman and Director

Date: March 31, 2006	By:	/s/ Chiang Min Liang
	Name:	Chiang Min Liang
	Title:	Chief Financial Officer

Date: March 31, 2006	By:	/s/ Kung Sze Chau
	Name:	Kung Sze Chau
	Title:	Director

III-13