Form 10-Q
period 2006-03-31
CHINA EXPERT TECHNOLOGY, INC.
filed 2006-05-15
CIK 1039726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____ to ____.

CHINA EXPERT TECHNOLOGY, INC.

(Name of  registrant as specified in its charter)

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

Yes _X_ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer,

Large accelerated filer ___

   Accelerated filer ___   Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___  No _X_

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes ____  No ___ N/A

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  At April 24, 2006:  27,945,837 shares were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the three months ended March 31, 2006, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

CHINA EXPERT TECHNOLOGY, INC.

CHINA EXPERT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2006	December 31, 2005
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	7,174,569	7,326,595
Account receivables, net of allowance for doubtful accounts of nil and nil at March 31, 2006 and December 31, 2005, respectively	18,231,084	15,423,852
Cost and estimated earnings in excess of billings	5,862,667	1,082,969
Amount due from a director	-	609
Amount due from a former officer	37,477	24,229
Prepayments, deposits and other receivables	8,124,170	9,797,938
Deferred finance costs	377,829	539,756
Current portion of prepaid expenses	500,000	500,000
Total current assets	40,307,796	34,695,948

Deferred tax assets	81,802	-
Property and equipment, net	25,592	28,999
Prepaid expenses	937,500	1,062,500
Total assets	41,352,690	35,787,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	602,087	644,470
Accrued payroll and employees’ benefits	33,310	49,115
Other payables and accruals	362,675	687,837
Amount due to a director	97,054	97,115
Amount due to a former officer	968,551	850,172
Amount due to shareholders	-	730
Income taxes payable	1,132,621	1,514,217
PRC business tax payable	500,144	641,793
Deferred tax liabilities	-	97,783
Convertible debentures, net of discount of US$3,644,070 and US$3,665,439 at March 31, 2006 & December 31, 2005, respectively	754,369	733,000
Embedded derivatives	3,291,000	3,631,000
Warrants	6,214,000	5,532,000
Total current liabilities	13,955,811	14,479,232

Commitments and contingencies

Stockholders’ equity
Common stock, par value US$0.001, authorized 200,000,000 shares; issued and outstanding March 31, 2006: 27,914,851 shares; December 31, 2005: 25,902,996 shares	27,915	25,903
Additional paid-in capital	16,283,608	12,101,755
Accumulated other comprehensive income	665,326	450,641
Retained earnings	10,420,030	8,729,916
Total stockholders’ equity	27,396,879	21,308,215

Total liabilities and stockholders’ equity	41,352,690	35,787,447

See the accompanying notes to condensed consolidated financial statements.

CHINA EXPERT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
	2006	2005
	US$	US$

Revenue	15,108,179	8,682,558
Cost of revenue	(7,322,581)	(4,628,678)
Gross profit	7,785,598	4,053,880

Advertising and marketing expenses	(2,464,900)	-
Depreciation and amortization	(4,300)	(4,563)
General and administrative expenses	(2,044,372)	(288,178)
Intangible assets amortization	-	(96,401)

Income from operations	3,272,026	3,664,738

Other income (expenses)
Interest income	13,520	3,937
Change in fair value of derivatives	(170,000)	-
Interest expenses and finance costs	(260,269)	-
Income before income tax	2,855,277	3,668,675
Income tax expenses	(1,165,163)	(753,127)
Net income	1,690,114	2,915,548

Other comprehensive income
Foreign currency translation adjustment	214,685	-
Comprehensive income	1,904,799	2,915,548

Net income per share
- basic	US$0.06	US$0.12
- diluted	US$0.05	US$0.12

Weighted average common stock
Outstanding
- basic	27,383,807	24,414,679
- diluted	34,578,011	24,414,679

See the accompanying notes to condensed consolidated financial statements

CHINA EXPERT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended Mar 31,
	2006	2005
	US$	US$
Cash flows from operating activities:
Net income	1,690,114	2,915,548
Adjustments to reconcile net income to net cash used in
operating activities:
Intangible assets amortization	-	96,401
Amortization of prepaid expenses	125,000	125,000
Depreciation and amortization	4,300	4,563
Deferred tax assets/liabilities	(180,233)	150,000
Expenses compensated by common stock	2,464,423	-
Interest expenses and finance cost	259,989	-
Losses on change in fair value of derivatives	170,000	-
Employees’ compensation by common stock	1,672,000	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,704,881)	4,159,524
Increase in costs and estimated earnings in excess of billings on uncompleted contract	(4,772,512)	(9,144,348)
(Increase) in prepayments, deposit and other receivables	(1,978,821)	(2,737,161)
(Decrease) in accounts payable	(46,660)	(190,142)
(Decrease) in accrued payroll and employees’ benefits	(17,451)	-
Increase in receipt in advance	-	1,921,622
(Decrease) in other payable and accruals	(201,661)	(35,515)
(Decrease) increase in PRC business tax	(123,342)	113,017
(Decrease) in income taxes payable	(390,542)	(624,668)
Net cash used in operating activities	(4,030,277)	(3,246,159)
Cash flows from investing activities
Purchase of property and equipment	(866)	-
Refund of deposit for acquisition of subcontractor	3,717,380	-
Net cash provided by investing activities	3,716,514	-
Cash flows from financing activities:
Repayment to shareholder	(730)
Repayment from directors	612	-
Advance from directors	-	3,031,479
Advance from a former officer	231,263	294,257
Repayment to a former officer	(125,597)	-
Net cash provided by financing activities	105,548	3,325,736
Effect of exchange rate changes	56,189	-
Net (decrease) increase in cash and cash equivalents	(152,026)	79,577
Cash and cash equivalents, beginning of period	7,326,595	3,265,318
Cash and cash equivalents, end of period	7,174,569	3,344,895

Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	-	-
Income tax	1,730,998	1,227,795

Supplementary disclosure of significant non-cash transactions
Issuance of common stock for employees’ compensation	1,672,000	-
Issuance of common stock in return for settlement of accrual interest	47,442	-
Issuance of common stock in return for advertising and marketing services	2,464,423	-
Issuance of warrants in return for settlement of legal and professional services	172,000

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.

BASIS OF PREPARATION

The accompanying condensed consolidated financial statements of China Expert Technology, Inc (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information.  Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three months ended March 31, 2006 have been made.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended December 31, 2005.  The Company follows the same accounting policies in preparation of interim reports.

Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

2.

      DESCRIPTION OF BUSINESS

The Company continues to be engaged in the provision of system integration services, consultancy services and agency services.  The Company’s revenues for the quarter period presented in the condensed consolidated financial statements and two years prior to this quarter were mainly derived from the provision of system integration for establishment of e-Government information system and network to local government bodies in Fujian Province of the People’s Republic of China (the “PRC”).

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company balances and transactions are eliminated in consolidation.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates required to be made by management include the recoverability of long lived assets and recognition of revenue under long term amounts.  Actual results could differ from those estimates.

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

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

During 2005, the Company issued 7% secured convertible debentures in a face amount of US$6,000,000 which are due and payable in full in one year from their issuance.  As no floor price is set for the conversion price of such convertible debentures which vary with the fair value of the Company’s common stock, the Company could not be sure it had adequate authorized shares for the future conversion of convertible debentures.  Therefore, all embedded derivatives and freestanding warrants are recorded at fair value, marked-to-market at each reporting period, and are carried on a separate line of the accompanying balance sheet.

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

Revenue recognition

97% of the Company’s revenue was derived from the provision of system integration services for establishment of e-government information system and network to local government bodies of Fujian Province. The system integration services contracts are fixed price and under long-term arrangements. Furthermore, an insignificant portion of the Company’s revenue was derived from the provision of consultation and training services to local government bodies.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Revenue recognition (Cont’d)

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

Advertising and marketing expenses

Advertising and marketing expenses, which are charged to income statement as incurred, were US$2,464,900 and nil for the period ended March 31, 2006 and 2005, respectively.

Comprehensive income

Accumulated other comprehensive income represents foreign currency translation adjustments and is included in the consolidated statement of stockholders’ equity.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

For financial reporting purposes, RMB has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated at the exchange rate in effect at period end dates. Income statement accounts are translated at the average rate of exchange prevailing for each of the periods.  Translation adjustments arising from the use of different exchange rate from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”.  Gains and losses resulting from foreign currency translations are included in other comprehensive income.  The exchange rate between the RMB and the US$ and used for the period ended March 31, 2006 and 2005 were RMB8.0170 to US$1.00 and RMB8.2468 to US$1.00, respectively.

Post-retirement and post-employment benefits

The Company and its subsidiaries contribute to a state pension scheme in respect of its PRC employees and a mandatory provident fund scheme in respect of its Hong Kong employees.  Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No.123R”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements.  The Company adopted the market price of common stock at issuance date to determine the fair value of common stock issued to employees as compensation.   The Company did not grant any options during the period ended March 31, 2006 and 2005.

The Company adopted the China Expert Technology, Inc. Stock Compensation Program (the “ Program”) and reserved up to 800,000 shares of common stock for issuance under the Program.  The purpose of the Program is to attract and retain key employees, consultants and other persons, and to provide such key individuals with an additional incentive to contribute to the success of the Company.

During the period ended March 31, 2006, the Company issued 800,000 shares of common stock to employees as a compensation for services.  The issued shares are unrestricted and transferable at issuance.  At issuance date, the market price of common stock was US$2.09 per share and all the related employees’ benefit amounted to US$1,672,000 was recorded in general and administrative expense.

Recently issued accounting pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 does not have a material impact on the Company’s financial position, results of operations or cash flows.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements (Cont’d)

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company is currently assessing the impact of the statement on the Company’s consolidation financial statements.

4.

COST AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS
ON UNCOMPLETED CONTRACTS

	March 31,	December 31,
	2006	2005
	US$	US$
	(unaudited)

Costs and estimated earnings to date	86,952,760	71,844,581
Less: Billings	(81,090,093)	(70,761,612)
	5,862,667	1,082,969

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.

RELATED PARTY TRANSACTIONS

As of March 31, 2006 amount due from Mr. Lai Man Yuk, a former officer and currently also a beneficial owner of the Company, represents mainly temporary cash advances to Mr. Lai by a subsidiary. Amount due to Mr. Lai represents cash advances from him to the Company and subsidiaries.  Details of the balances with Mr. Lai are as follows:

	March 31,	December 31,
	2006	2005
	US$	US$
	(unaudited)

Amount due from Mr. Lai to:
Expert Network (Shenzhen) Limited	36,748	-
Hong Zhong Holdings Limited	729	24,229
	37,477	24,229

Amount due to Mr. Lai by:
China Expert Technology, Inc.	1,977	1,977
China Expert Network Company Limited	966,574	848,195
	968,551	850,172

The above balances are interest free, unsecured and repayable within one year.

In 2004, a rental agreement was signed between Mr. Lai and the Company for leasing of the office premise at Shenzhen at a monthly rate of RMB91,677, which was determined by both parties with reference to the market rental.  The operating lease arrangements with expiry date in December 2006 are cancelable and rentals are paid on a monthly basis.  During the period ended March 31, 2006 and 2005, the Company paid rental fee amounted to US$34,306 and US$34,080, respectively, to Mr. Lai.

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

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.

PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	March 31,	December 31,
	2006	2005
	US$	US$
	(unaudited)

Prepaid contract costs	8,081,967	6,013,009
Deposit for acquisition of a subcontractor (Note 5)	-	3,717,380
Prepayments, deposits and other receivables	42,203	67,549
	8,124,170	9,797,938

Prepaid contract costs refer to prepayments made to suppliers for the purchases of hardware on behalf of customers, and down-payment to subcontractors for system development.  Prepayments are required during the start-up stage of each project, and no revenue and cost be recognized during this stage.

7.

      PREPAID EXPENSES

	March 31,	December 31,
	2006	2005
	US$	US$
	(Unaudited)

Consultancy fees	2,500,000	2,500,000
Amortization	(1,062,500)	(937,500)
	1,437,500	1,562,500
Less: Amount to be amortized within one year	(500,000)	(500,000)
Amount to be amortized over one year	937,500	1,062,500

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

Amortization for each of the period ended March 31, 2006 and 2005 was US$125,000 and US$125,000 respectively.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.

      PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2006	2005
	US$	US$
	(unaudited)

At cost:
Furniture, fixtures and office equipment	142,820	142,122
Computer equipment and software	181,648	180,400
Motor vehicles	99,406	98,919
Leasehold improvements	158,706	158,337
	582,580	579,778
Accumulated depreciation	(556,988)	(550,779)
	25,592	28,999

Depreciation for each of the period ended March 31, 2006 and 2005 was US$4,300 and US$4,563 respectively.

9.

CONVERTIBLE DEBENTURES

At March 31, 2006, the carrying amount of the Debentures was US$754,369, consisting of the face value of US$4,398,439, less unamortized debenture discount of US$3,644,070.  An amount of US$21,369 debenture discount was charged to interest expense for the period ended March 31, 2006. For the period ended March 31, 2006, the company recorded an income of US$340,000 for the change in fair value of conversion features.

Amortization of the deferred finance cost for the period ended March 31, 2006 was US$161,927.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.

NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share:

	March 31	March 31,
	2006	2005

Basic income per share
Income for the period	US$1,690,114	US$2,915,548

Weighted average common stock outstanding	27,383,807	24,414,679

Net income per share	US$0.06	US$0.12

Diluted income per share
Income for the period	US$1,690,114	US$2,915,548
Net interest impact of assumed conversion of convertible debentures	76,973	-

Net income	US$1,767,087	US$2,915,548

Weighted average common stock outstanding	27,383,807	24,414,679
Effect of dilutive securities:
Convertible debentures	2,780,479	-
Warrants	4,413,725	-

Weighted average common stock outstanding	34,578,011	24,414,679

Net income per share	US$0.05	US$0.12

The computation of the shares above for the convertible debentures was based on the average market price.

At March 31, 2006, 2,156,862 potential common shares relating to warrants at the exercise price of US$3.06 per share excluded from the computations of diluted income per share because the exercise price was higher than the average market price.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.

COMMITMENTS AND CONTINGENCIES

The Company is obligated under operating leases requiring minimum rentals as follows:

US$

Nine months ending December 31, 2006	160,582
Year ending December 31, 2007	29,166
Total minimum lease payments	189,748

The Company is aware of threatened litigation from First Montauk Securities Corp. with respect to a claim that $660,000 is owed to First Montauk Securities Corp. by the Company under a Fee Agreement dated September 8, 2004.  The Company believes that the claim is without merit and the Company intends to vigorously defend any future litigation with respect to this matter.

There are no other material commitments and contingencies.

12.

STOCKHOLDERS’ EQUITY

Common stock

On January 10, 2006, the Company issued 32,705 shares of its common stock to the debenture investors as the settlement of accrued interest.

On January 25, 2006,  the Company issued 1,179,150 shares of its common stock to the consultant as a consultancy service in relation to the sourcing of a new e-government project. At issuance date, the market price was US$2.09 per share, and US$2,464,423 was charged against income.

On January 25, 2006, the Company issued 800,000 shares of common stock to various employees who are identified by the Company as eligible to participate in the Stock Compensation Program which was adopted by the Company on January 20, 2006. At the issuance date, the market price was US$2.09 per share and employees’ benefit amounting to US$1,672,000 was charged against income.

Warrant

On February 11, 2006, the Company issued warrants to a consultancy company for the provision of consultancy services for the period from January 1, to December 31, 2005.  The Company issued the right to purchase up to 150,000 shares of common stock at a price of US$1.08 per share.  The warrants are exercisable for a period of five years from their issuance. The fair value at  issuance date was US$172,000.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.

STOCKHOLDERS’ EQUITY (CONT’D)

Warrant (Cont’d)

The following is a summary of outstanding warrants at March 31, 2006.

	Exercise price	Shares issuable	Exercisable period	Fair Value
	US$			US$
Short Term Warrants issued on October 31, 2005 in connection with issuance of convertible debentures	1.53	3,921,569	The earlier of 18 months from the date of a registration statement declared effective by the SEC or five years from their issuance	3,343,000

Long Term Warrants issued on October 31, 2005 in connection with issuance of convertible debentures	3.06	1,960,784	Five years from their issuance	2,141,000

Warrants issued on October 31, 2005 in return for legal and professional services in relation to issuance of convertible debentures	1.53	392,156	The earlier of 18 months from the date of a registration statement declared effective by the SEC or five years from their issuance	334,000

Warrants issued on October 31, 2005 in return for legal and professional services in relation to issuance of convertible debentures

Warrant issued on February 11, 2006 in return for provision of consultancy services

	3.06 1.08	196,078 150,000	Five years from their issuance Five years from their issuance	214,000 182,000

		6,620,587		6,214,000

For the period ended March 31, 2006, the Company recorded an expense of US$510,000 for the change in the fair value of warrants.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.

SUBSEQUENT EVENTS

On April 19, 2006, the Company issued 30,986 shares of common stock to the Purchasers of its 7% Secured Convertible Debenture (the “Debentures”) as quarterly payment of interest for the period from January 1, 2006 to March 31, 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what is known as “forward looking statements”, which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Overview

For the three months ended March 31, 2006, the Company continued to be profitable and building up the outstanding contracts on hand.

During the period, the Company has been awarded seven new e-Government contracts with a total contract sum of $95 Million, namely Jinjiang (4th Phase), Dehua (3rd and 4th Phases), Licheng, Shishi City, Yinzhou District Ningbo City and Dehua Unified Command System.  The Company has also commenced the application training and system maintenance services for Jinjiang e-Government system.

At present, there are twelve outstanding contracts on hand with a total sum of $121.4 Million, the Company will continue to work on all these projects and also expects to sign additional new contracts in 2006.

The following is a summary of the projects on hand (in $Million):

Projects	Tentative Start Date	Target Completion Date	Contract Sum	Recognized in 2003	Recognized in 2004	Recognized in 2005	Recognized in 2006 Q1	Outstanding Contract Sum
Jinjiang (1st Phase)	Apr 03	Jan 05	24.7	4.7	17.8	2.2	--	--
Jinjiang (2nd Phase)	May 05	Aug 06	9.9	--	--	7.9	2	--
Jinjiang (3rd Phase)	May 05	Aug 06	12.5	--	--	6.7	2.5	3.3
Jinjiang (4th Phase)	Jan 06	Oct 06	5.4	--	--	--	1.6	3.8
Jinjiang System & Application Training	Feb 06	Nov 06	1.7	--	--	--	0.3	1.4
Jinjiang System Maint.	Feb 06	Jan 09	3.8	--	--	--	0.2	3.5
Dehua (1st Phase)	Apr 04	Aug 06	15.6	--	8.9	6.7	--	--
Dehua (2nd Phase)	Jan 05	Nov 05	11.8	--	--	11.8	--	--
Dehua (3rd Phase)	Jan 06	Jun 07	9.2	--	--	--	1.6	7.6
Dehua (4th Phase)	Mar 06	Dec 06	11.3	--	--	--	1.1	10.2
Nan’an	Aug 05	Mar 07	13.1	--	--	--	3.9	9.2
Huian	Jan 06	Jul 08	14.5	--	--	--	1.2	13.3
Licheng	Nov 06	Oct 09	31.2	--	--	--	--	31.2
Shishi City	Oct 06	Sep 09	37	--	--	--	--	37
Yinzhou District Ningbo City (design & plan)	Apr 06	Oct 06	0.3	--	--	--	--	0.3

Jinjiang Unified Command System	Nov 05	Mar 06	0.6	--	--	--	0.6	--
Dehua Unified Command System	Mar 06	Jul 06	0.6	--	--	--	--	0.6
Total			203.2	4.7	26.7	35.3	15.1	121.4

Remarks: Tentative start date and target completion date may vary from the original contract terms.  Contract sum are net of PRC business tax

The Company believes that these on going projects will generate sufficient revenue and cash flow for the future operation of the Company.  At present, almost all e-Government contracts are within Fujian province in China (except for Yinzhou District Ningbo City contract), the Company will continue to explore new e-Government business opportunities in other provinces of China as well.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005

Results of Operations

The Company’s financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	3 months ended March 31
	2006	2005

Revenue	100%	100%
Cost of Revenue	48.47%	53.31%

Gross Profit	51.53%	46.69%
Advertising and marketing expenses	16.32%	--
General and administrative expenses	13.53%	3.32%
Amortization of intangible assets	--	1.11%
Interest expenses and finance costs	1.72%	--
Change in fair value of derivatives	1.13%	--

Income before income tax	18.90%	42.25%

Income tax expenses	7.71%	8.67%

Net Income	11.19%	33.58%

REVENUE.  Revenue was $15,108,179 for the three months ended March 31, 2006 as compared to $8,682,558 for the three months ended March 31, 2005.  The increase in revenue is attributable to the commencement of several new projects, namely Jinjiang (4th Phase), Dehua (3rd and 4th Phases), Nan’an and Huian.  97% of the revenue for the period was derived from the deployment of e-Government projects, and the rest was income derived from provision of application training and system maintenance.

COST OF REVENUE.  Cost of revenue was $7,322,581 for the three months ended March 31, 2006 as compared to $4,628,678 for the three months ended March 31, 2005.  Such increase in cost of revenue is associated with increased revenue.  As a percentage of revenue, cost of revenue was 48.47% for the three months ended March 31, 2006 as compared to 53.31% for the three months ended March 31, 2005.  Gross profit was $7,785,598 for the three months ended March 31, 2006 as compared to $4,053,880 for the three months ended March 31, 2005.  As a percentage of revenue, gross profit increased to 51.53% for the three months ended March 31, 2006 from 46.69% for the three months ended March 31, 2005.  The increased gross profit percentage was a result of better control over subcontracting costs and reduced proportion of subcontract work.

ADVERTISING AND MARKETING EXPENSES.  Advertising and marketing expenses were $2,464,900 for the three months ended March 31, 2006 and no such expenses was incurred for the three months ended March 31, 2005.  As a percentage of revenue, advertising and marketing expenses was 16.32% for the three months ended March 31, 2006.  Such expenses represented the consultancy fees paid in terms of 1,179,150 shares of common stock issued to an independent consultant for sourcing of new contract.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses were $2,044,372 for the three months ended March 31, 2006 as compared to $288,178 for the three months ended March 31, 2005.  As a percentage of revenue, general and administrative expenses increased from 3.32% for the three months ended March 31, 2005 to 13.53% for the three months ended March 31, 2006.  The increase in general and administrative expenses for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, is the result of increases in the following expense categories:

Employees’ benefits compensated by issuance of common stock	$1,672,000
Increase in audit fees	29,385
Increase in payroll expenses	20,875
Increase in legal and professional fees	15,040
Increase in overseas traveling expenses	5,415
Others	13,479
Total increase in expenses	$1,756,194

Employees’ benefits compensated by issuance of common stock was $1,672,000 for the three months ended March 31, 2006 and no such expenses was incurred for the three months ended March 31, 2005.  It represented the fair value of 800,000 shares of common stock of the Company issued on January 25, 2006 according to the Stock Compensation Program.  The purpose of the program is to attract and retain key employees for the Company.

Increases in audit fees, payroll expenses and legal and professional fees, were result of additional manpower and resources incurred by the Company for the issuance of convertible debentures and the related registration process.

INTEREST EXPENSES AND FINANCE COSTS.   Interest expenses and finance costs were $260,269 for the three months ended March 31, 2006 and no such expenses was incurred for the three months ended March 31, 2005.  Such expenses represented a debenture discount of $21,369 charged to interest expense, an amortization of deferred financing costs of $161,927 with regard to the issuance of debentures, and the debenture interest of $76,973 charged for the three months ended March 31, 2006.

CHANGE IN FAIR VALUE OF DERIVATIVES.  Change in fair value of derivatives was $170,000 for the three months ended March 31, 2006 and no such expenses was incurred for the three months ended March 31, 2005.  The Company accounts for all freestanding warrants to purchase the Company’s common stock as well as embedded conversion features that have been bifurcated from the convertible debentures at fair value and marked-to-market at each reporting period, with the adjustments of fair value reflected on the statements of income.  For the three months ended March 31, 2006 the change in fair value of warrants was an expenses of $510,000 and the change in fair value of embedded conversion features was an income of $340,000.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.  Income before income tax was $2,855,277 for the three months ended March 31, 2006 compared to $3,668,675 for the three months ended March 31, 2005.  As a percentage of revenue, income before income tax decreased from 42.25% for the three months ended March 31, 2005 to 18.90% for the three months ended March 31, 2006.  The significant increases in revenue and gross profit generated from on-going and new projects have been set off by the consultancy fees in terms of common stock issued to an independent consultant for sourcing of new contract, and the employees’ benefits compensated by issuance of common stock under the Stock Compensation Program.

Income tax expenses were $1,165,163 for the three months ended March 31, 2006 compared to $753,127 for the three months ended March 31, 2005.  This increase was due to the increase in taxable profit of Expert Network Shenzhen, leading to a higher PRC enterprises income tax levied.

NET INCOME.  Net income was $1,690,114 for the three months ended March 31, 2006 as compared to $2,915,548 for the three months ended March 31, 2005.  As a percentage of revenue, net income was 11.19% for the three months ended March 31, 2006 as compared to 33.58% for the three months ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2006, the Company had $7,174,569 of cash and cash equivalents on hand as compared to $7,326,595 as of December 31, 2005, representing a decrease of $152,026 during the three months period.  As of March 31, 2005, the Company had $3,344,895 of cash and cash equivalents on hand.

The net cash used in operating activities amount to $4,030,277 for the three months period, with accounts receivable increased by $2,704,881, cost and estimated earnings in excess of billings on uncompleted contract increased by $4,772,512 and prepayments, deposit and other receivables increased by $1,978,821, which offset by the net income of $1,690,114 and adjustment of expenses compensated by common stock of $2,464,423 and employees’ compensation by common stock of $1,672,000.  We required additional working capital in terms of accounts receivable and cost and estimated earnings in excess of billings because of the commencement of several new projects during this period, namely Jinjiang (4th Phase), Dehua (3rd and 4th Phases), Nan’an and Huian, as revenue was recognized in excess of billings and majority of the billings was near the end of the period.  The increase in prepayments and deposits was due to prepaid contract costs for the commencement of the new projects, as the Company had arranged down payment to subcontractors for system development during the start-up stage of these projects.

The net cash provided by investing activities amount to $3,716,514, and it mainly represented the refund of deposit  for acquisition of Shenzhen Zhong Zhuo Technology Development Company Limited (“ZZTD”), a subcontractor of the Company for $3,717,380.  The Company has mutually agreed with ZZTD not to proceed with the acquisition and the full deposit amount was refunded to the Company on March 3, 2006.

The net cash generated from financing activities amount to $105,548 for the three months period.  It mainly represented the cash advances from a former officer of $231,263 offset by the repayments to the same of $125,597.

The Company anticipates that the existing cash and cash equivalent on hand, together with the cash flow generated from the existing projects will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the remainder of 2006.  In the event that the Company signs up and commences new contracts, additional financing may be required but there is no assurance that we will be able to obtain such additional financing, or on acceptable terms to it.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America.  We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  Associated with this, we believe the following are our most critical accounting policies in that they are the most important to the portrayal of our financial condition and results and require our management’s most difficult, subjective or complex judgments.  Actual results could materially differ from those estimates.  We have disclosed all significant accounting policies in the notes to the financial statements included in this Form 10-Q.  The financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies.  Our critical accounting policies are:

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

During the year 2005, the Company issued 7% secured convertible debentures in a face amount of US$6,000,000 which are due and payable in full in one year from their issuance.  As no floor price is set for the conversion price of such convertible debentures which vary with the fair value of the Company’s common stock, the Company could not be sure it had adequate authorized shares for the future conversion of convertible debentures.  Therefore, all embedded derivatives and freestanding warrants are recorded at fair value, marked-to-market at each reporting period, and are carried on a separate line of the accompanying balance sheet.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections , which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 does not have a material impact on the Company’s financial position, results of operations or cash flows.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The Company’s operating subsidiary is located in China.  The subsidiary purchases all products and renders services in China, and receives payment from customers in China using Chinese Renminbi (“RMB”) as the functional currency.  There is no assurance that the RMB-to-USD exchange rates will remain stable.  In July 2005, the Chinese Government has announced a revaluation of the RMB by 2% and adopted a new currencies policy, and since then the RMB has appreciated in value as compared to US dollar.  As a result of the appreciation of RMB as compared to US dollar, for the three months ended March 31, 2006 we recognized a foreign currency translation gain of $214,685 which was reported as other comprehensive income.  The Company has not entered into any hedging transactions in an effort to reduce its exposure to foreign exchange risk.

Any devaluation of the RMB against the US dollar will consequently have an adverse effect on our financial performance and asset values when measured in terms of US dollar.  In addition, the Company may have US dollar denominated borrowings such as the convertible debentures, therefore a devaluation of the RMB will increase the financial burden on the repayment of debts in future.

Interest rate risk

At present, the Company’s only borrowing is the convertible debentures with a fixed interest rate of 7% per annum.  The Company believes the exposure to interest rate risk and other relevant market risks is not material.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation will not have a material impact on our results of operations.  According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 1.2%, 3.9% and 1.8% in 2003, 2004 and 2005, respectively.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006, have concluded that, as of March 31, 2006 (the “Evaluation Date”), the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act.  There were no significant changes in the Company’s internal controls or in other factors that could affect the internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There is no change from risk factors as previously disclosed in the Company’s Form 10-KSB Part 1 for the fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are hereby filed:

3.1

Articles of Incorporation of Canadian Northern Lites, Inc. (incorporated by reference as Exhibit 4.1 to Form 8-K filed on October 10, 2000)

3.2

Amendment to the Articles of Incorporation of Canadian Northern Lites, Inc. (incorporated by reference as Exhibit 4.1 to Form 8-K filed on October 10, 2000).

3.3

By-Laws of Leopard Capital Inc. (incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form SB-2 filed on December 29, 2005)

31.1

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* = filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EXPERT TECHNOLOGY, INC.

By: /s/

Zhu Xiaoxin

Chief Executive Officer, President and Director

Date:  May 15, 2006

By: /s/

Huang Tao

Chairman and Director

Date:  May 15, 2006

By:/s/

Fu Wan Chung, Simon

Chief Financial Officer

Date:  May 15, 2006

By: /s/ Kung Sze Chau

Director

Date:  May 15, 2006