Form 10KSB/A
period 2004-12-31
CHINA EXPERT TECHNOLOGY, INC.
filed 2006-06-16
CIK 1039726

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
852-2802-1555
(Registrant's telephone number)

Securities to be registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities to be registered under Section 12(g) of the Act:
Common Stock, $0 .001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $26,831,135

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

Transitional Small Business Disclosure Format (Check one): [ ] Yes [ X ] No

PART I

ITEM 1. DESCRIPTION OF BUSINESS

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-KSB which are not statements of historical fact are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects, "and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors, including those described in this Form 10-KSB under the heading "Risks Related to Business and Industry" on page 4. These and other factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions and projections about future events, actual events and results may differ materially, and our expectations, assumptions and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Historical Corporate Development

China Expert Technology, Inc. (hereinafter also referred to as the "Company") is a publicly traded company whose shares trade on the OTC Bulletin Board under the trading symbol "CXTI".

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

China Expert is now a wholly owned subsidiary of the Company, and the shares of China Expert common stock represent the Company's most significant asset. The Company expects to continue, and expand, the existing business operations of China Expert as our wholly owned subsidiary. The Company, through China Expert and China Expert's wholly owned subsidiary, Expert Network (Shenzhen) Co. ("ENS") Ltd., provides large-scale e-government infrastructure construction and consulting services for community and municipal governments in the People's Republic of China (PRC).

On December 28, 2004, the Company entered into an agreement with one of the Consultants for the termination of the Consulting Agreement and the surrender of 550,000 shares of the Company's common stock previously granted to that Consultant and such shares were canceled in December 2004.

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

Name of City	Commencement Date	Completion Date*	Contract Sum US$
Government
Jinjiang	April 2003	January 2005	Approx. 22 million
Dehua	April 2004	August 2006	Approx. 18 million
Nan'an	March 2005	March 2007	Approx. 14.5 million

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

Employees

The Company's business expanded significantly in 2004. In order to meet our operational needs, we had a maximum of up to approximately 100 employees during part of 2004. As of December 31, 2004, we had approximately 50 employees, all of which are full time.

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

(d) 400 experts from the Chinese Academy of Sciences and the Chinese Academy of Engineering being the consultants of the Company who are available to provide consulting services to the Company and the Company's clients.

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

Operation and Key Personnel Risks: The Company may face various operational risks that may cause an increase in costs. The Company faces risks due to our heavy reliance on the supply of IT technicians in China. As of December 31, 2004, the Company's continued success is largely dependent upon the efforts of the executive officers and IT technicians. The loss or unavailability of any such person could have an adverse effect on the Company, its operation and future prospects. The continued existence and success of the Company is dependant upon its ability to attract and retain qualified employee in all areas of its business, especially IT technicians.

Risks related to common stock: The liquidity of the Company's common stock is affected by its limited trading market. There is currently no broadly followed established trading market. The absence of an active trading market reduces the liquidity of shares. The trading volume of the common stock historically has been limited and sporadic. As a result of this trading activity, the quoted price for the Company's common stock on the OTC Bulletin Board may not be able to truly reflect a fair market value.

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

Government Approval for Company's Products or Services

The market of the Company is presently in the PRC. Generally speaking, there is no legislation or regulation which requires the Company to obtain government approval for the provision of the consultation and construction services relating to e-government system in the PRC.

The Company's customers are presently city governments in the PRC. When the Company submits tender for an e-government contract, the Company needs to submit a feasibility report for that particular city government for assessments and approval.

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

Since February 9, 2004, the executive office of the Company is located at Room 2703-04, Great Eagle Centre, 23 Harbour Road, Wanchai, Hong Kong. The executive office is provided to the Company by its subsidiary, China Expert at a monthly rental of $8,838.33. China Expert has a written lease agreement.

The Company also set up two operating offices respectively at 31/F, Development Centre, 2010 Renminnan Road, Shenzhen, China and at Jinjiang Industrial Park Area, Fujian, China 362261.

The offices are provided to the Company by Mr. Lai Man Yuk The Company paid $133,404 being total rental for the offices in the fiscal year 2004 which was predetermined by both parties with reference to market rentals. The operating lease arrangements are cancelable and rentals are paid on a monthly basis.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the OTC Bulletin Board in the United States, having the trading symbol "CXTI."

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what is known as "forward looking statements", which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

Common stock under the stockholders' equity as of December 31, 2004 as reported in the consolidated balance sheets and the related notes have been restated at $24,414 to reflect the par value of common stock issued and outstanding.

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

Overview

For the fiscal year ended December 31, 2004, the Company was profitable and generated a positive cash flow.

During the year, the Company has been awarded two new e-Government contracts with a total contract sum of $30.1 Million, namely Dehua (1st Phase) and Nan'an.

As of December 31, 2004, there are three outstanding contracts on hand with a total sum of $23.4 Million, the Company will continue to work on all these projects and will bring in new contracts in 2005.

The following is a summary of the projects on hand as of December 31, 2004 (in $Million):

		Target
	Tentative	Completion	Contract	Recognized in	Recognized in	Outstanding
Projects	Start Date	Date	Sum	2003	2004	Contract Sum
Jinjiang (1st Phase)	Apr 03	Jan 05	24.7	4.7	17.8	2.2
Dehua (1st Phase)	Apr 04	Aug 06	15.6	--	8.9	6.7
Nan'an	Aug 05	Mar 07	14.5	--	--	14.5

Total			54.8	4.7	26.7	23.4

Remarks: Tentative start date and target completion date may vary from the original contract terms. Contract sum are net of PRC business tax

The Company believes that these on-going projects will generate sufficient revenue and cash flow for the future operation of the Company. At present, all the e-Government contracts are within Fujian province in China, the Company will continue to explore new e-Government business opportunities in other provinces of China.

Results of Operations

The Company's financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Year ended December 31
	2004	2003
Revenue	100%	100%
Cost of Revenue	53.93%	47.75%
Gross Profit	46.07%	52.25%
Advertising and marketing expenses	4.10%	0.11%
General and administrative expenses	4.45%	15.78%
Consultancy fees for reverse takeover	10.96%	--
Amortization of intangible assets	1.44%	6.80%
Depreciation of property and equipment	0.13%	2.85%
Income before income tax	25.01%	26.71%
Income tax expenses	7.02%	5.35%
Net Income	17.99%	21.36%

REVENUE. Revenue was $26,831,135 for the year ended December 31, 2004 as compared to $5,666,934 for the year ended December 31, 2003. The increase in revenue in year 2004 is attributable to the substantial progress in Jinjiang (1st Phase) and the commencement of Dehua (1st Phase). 99.5% of the revenue in 2004 was derived from the e-Government projects, and the rest was income derived from provision of training.

COST OF REVENUE. Cost of revenue was $14,469,900 for the year ended December 31, 2004 as compared to $2,706,174 for the year ended December 31, 2003. Such increase in cost of revenue is associated with increased revenue. As a percentage of revenue, cost of revenue was 53.93% for the year ended December 31, 2004 as compared to 47.75% for the year ended December 31, 2003. Gross profit was $12,361,235 for the year ended December 31, 2004 as compared to $2,960,760 for the year ended December 31, 2003. As a percentage of revenue, gross profit decreased to 46.07% for the year ended December 31, 2004 from 52.25% for the year ended December 31, 2003.

OTHER INCOME. Other income was $2,872 for the year ended December 31, 2004 compared to nil for the year ended December 31, 2003. The increase was primarily attributable to the increase in income received from providing achievement appraisal services to IT companies in China.

ADVERTISING AND MARKETING EXPENSES. Advertising and marketing expenses were $1,101,205 for the year ended December 31, 2004 compared to $6,501 for the year ended December 31, 2003. As a percentage of revenue, advertising and marketing expenses was 4.10% for the year ended December 31, 2004 as compared to 0.11% for the year ended December 31, 2003. Such expenses represented the consultancy fees paid in terms of common stock issued to independent consultants for sourcing of new contracts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,193,849 for the year ended December 31, 2004 as compared to $894,299 for the year ended December 31, 2003. As a percentage of revenue, general and administrative expenses has decreased from 15.78% for the year ended December 31, 2003 to 4.45% for the year ended December 31, 2004. The net increase in general and administrative expenses of $299,550 was summarized as follow:

Amortization of prepaid consultancy fees	$437,500
Increase in legal and professional fees	67,016
Decrease in financial advisory fees	(122,494)
Decrease in payroll expenses	(37,899)
Decrease in overseas traveling	(24,554)
Decrease in telephone and fax	(14,315)
Others	(5,704)
Total increase in expenses	$299,550

Apart from the amortization of prepaid consultancy fees and increase in legal and professional fees due to the reverse takeover, there was a general reduction of administrative expenses, especially the decreases in financial advisory fees, payroll expenses, overseas traveling and telephone and fax expenses.

CONSULTANCY FEES FOR REVERSE TAKEOVER. Consultancy fees for reverse takeover was $2,940,000 for the year ended December 31, 2004 and no such expenses was incurred for the year ended December 31, 2003. It represented the fair value of 1,400,000 shares of common stock of the Company issued on February 9, 2004 to various parties as compensation for consulting services for the reverse takeover.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES. Income before income tax was $6,709,512 for the year ended December 31, 2004 compared to $1,513,729 for the year ended December 31, 2003. This increase was mainly attributable to the increase in revenue and gross profit generated from Jinjiang (1st Phase) and Dehua (1st Phase) projects. As a percentage of revenue, income before income tax decreased from 26.71% for the year ended December 31, 2003 to 25.01% for the year ended December 31, 2004.

Income tax expenses were $1,882,671 for the year ended December 31, 2004 compared to $303,316 for the year ended December 31, 2003. This increase was due to the increase in profit of Expert Network Shenzhen, leading to a higher PRC enterprises income tax.

NET INCOME. Net income was $4,826,841 for the year ended December 31, 2004 as compared to $1,210,413 for the year ended December 31, 2003. As a percentage of revenue, net income was 17.99% for the year ended December 31, 2004 as compared to 21.36% for the year ended December 31, 2003. The increases in revenue and profit margin generated from on going contracts have been set off by the consultancy fees for reverse takeover and consultancy fees paid in terms of common stock issued to independent consultants for sourcing of new contracts.

Liquidity and Capital Resources

As of December 31, 2004, the Company had $3,265,318 of cash and cash equivalents on hand as compared to $47,223 as of December 31, 2003, representing an increase of $3,218,095 or 6,815%. The increase was mainly attributable to the net cash provided by operating activities of $5,884,565 and being offset by the payment of loan to a director of $3,031,479.

The net cash provided by operating activities amount to $5,884,565 in 2004, with net income of $4,826,841 and adding back non-cash expenses compensated by common stock of $4,041,205, and the increases in tax payables of $2,521,947, which offset by the increase in accounts receivable of $4,438,331 and prepayments, deposits and other receivables increased by $2,583,551. The Company required more working capital in terms of accounts receivable because substantial portion of Dehua (1st Phase) was completed and billed near the end of the year. The increase in prepayments and deposits was due to prepaid contract costs during the start-up stage of Dehua (1st Phase), as the Company had arranged prepayments to suppliers for the purchases of hardware on behalf of customers, and down payment to subcontractors for system development during the start-up stage of the project.

The net cash used in investing activities amount to $5,233 in 2004 and it represented the payment for purchase of equipment.

The net cash used in financing activities amount to $2,661,237 in 2004. It mainly represented the payment of loan to a director of $3,031,479 in November 2004 and it was fully repaid in January 2005.

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

Effect of Fluctuation in Foreign Exchange Rates

The Company's operating subsidiary is located in China. The subsidiary purchases all products and renders services in China, and receives payment from customers in China using Chinese Renminbi ("RMB") as the functional currency. During the past years of operation, there were no significant changes in exchange rates; however, unforeseen developments may cause a significant change in exchange rates. There is no assurance that the RMB-to-USD exchange rates will remain stable. The Company does not engage in currency hedging.

ITEM 7. FINANCIAL STATEMENTS.

See the following pages.

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Expert Technology, Inc.

We have audited the accompanying consolidated balance sheets of China Expert Technology, Inc. and its subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

PKF
Certified Public Accountants
Hong Kong
February 22, 2005 except for the restatement discussed in Note 2 to the consolidated financial statements, as to which the date is
March 10, 2006

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	US$	US$
	(restated)
ASSETS
Current assets
Cash and cash equivalents	3,265,318	47,223
Accounts receivable
	4,438,331	-
Amount due from a former officer/officer (Notes 8 and 9)	2,022,525	1,741,721
Loan to a director (Note 9)	3,031,479	-
Amount due from a director	360	-
Prepayments, deposits and other receivables (Note 10)	3,871,440	1,287,889
Current portion of prepaid expenses	500,000	-
Total current assets	17,129,453	3,076,833

Property and equipment, net (Note 5)	21,131	52,120
Intangible assets, net (Note 6)	289,203	674,807
Prepaid expenses (Note 7)	1,562,500	-
Deferred tax assets (Note 13)	271,758	315,745
Total assets	19,274,045	4,119,505
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	975,118	9,686
Deposits received	-	93,141
Accrued payroll and employees' benefits	29,315	34,848
Accruals (Note 11)	219,241	330,103
PRC business tax	957,804	274,542
Billings in excess of costs and estimated
earnings on uncompleted contracts (Note 12)	-	164,820
Amount due to a former officer/officer (Notes 8 and 9)	2,137,881	1,646,934
Amount due to a director	160,459	-
Amounts due to shareholders	730	-
Income tax payable	2,148,319	309,634
Total current liabilities	6,628,867	2,863,708
Commitments and contingencies	-	-

Stockholders' equity
Common stock, US$0.001 par value, 200,000,000 shares authorized;
24,414,679 shares issued and outstanding at December 31, 2004;
19,935,000 shares issued and outstanding at December 31, 2003 (Note 15)	24,414	19,935
Additional Paid-in capital (Note 16)	10,394,167	3,836,106
Retained earnings/(accumulated deficit)	2,226,597	(2,600,244)
Total stockholders' equity	12,645,178	1,255,797
Total liabilities and stockholders' equity	19,274,045	4,119,505

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

		Year ended December 31,
	2004	2003	2002
	US$	US$	US$
	(restated)

Revenue (Note 20)	26,831,135	5,666,934	1,250,100

Cost of revenue	(14,469,900)	(2,706,174)	(356,850)

Gross profit	12,361,235	2,960,760	893,250

Other income	2,872	-	-

Advertising and promotional expenses
(Notes 1 and 15)	(1,101,205)	(6,501)	(48,537)

Consultancy fees for reverse takeover	(2,940,000)	-	-

General and administrative expenses	(1,193,849)	(894,299)	(1,163,848)

Intangible assets amortization (Note 6)	(385,604)	(385,604)	(385,604)

Depreciation and amortization (Note 5)	(36,222)	(161,372)	(179,470)

Other expenses	(22,065)	-	-

Income/(loss) from operations	6,685,162	1,512,984	(884,209)

Interest income	24,350	745	488

Income/(loss) before income tax	6,709,512	1,513,729	(883,721)

Income tax expenses (Note 13)	(1,882,671)	(303,316)	(67,167)

Net income/(loss)	4,826,841	1,210,413	(950,888)

Basic net income/(loss) per share (Note 14)	0.20	0.06	(0.05)

Diluted net income/(loss) per share (Note 14)	0.20	0.06	(0.05)

See the accompanying notes to the consolidated financial statements

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				(Accumulated
			Additional	deficit)/
	Common stock		Paid-in	retained
	Shares	Amount	capital	earnings
		US$	US$	US$

At January 1, 2002 (Note 15)	19,935,000	19,935	3,836,106	(2,859,769)

Loss for the year	-	-	-	(950,888)

At December 31, 2002
and January 1, 2003 (Note 15)	19,935,000	19,935	3,836,106	(3,810,657)

Income for the year	-	-	-	1,210,413

At December 31, 2003
and January 1, 2004 (Note 15)	19,935,000	19,935	3,836,106	(2,600,244)

Shares issued for reverse takeover
(Notes 2, 15 and 16)	728,474	728	20,607	-

Shares issued in return for consultancy
services on reverse takeover(Notes 2, 15
and 16)	1,400,000	1,400	2,938,600	-

Shares issued in return for provision
of consultancy works (Notes 1, 15 and 16)	1,800,000	1,800	3,598,200	-

Shares issued in return for sourcing
of a contract customer (Notes 1, 15 and 16)	1,101,205	1,101	1,100,104	-

Cancellation of shares previously
issued to a consultant (Notes 1, 15 and 16)	(550,000)	(550)	(1,099,450)	-

Income for the year (restated)	-	-	-	4,826,841

At December 31, 2004	24,414,679	24,414	10,394,167	2,226,597

See the accompanying notes to the consolidated financial statements

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003	2002
	US$	US$	US$
	(restated)
Cash flows from operating activities:-
Net income/(loss)	4,826,841	1,210,413	(950,888)
Adjustments to reconcile net income/(loss) to net cash
provided by/(used in) operating activities:-
Expenses compensated by common stock	4,041,205	-	-
Intangible assets amortization	385,604	385,604	385,604
Amortization of prepaid expenses	437,500	-	-
Depreciation and amortization	36,222	161,372	179,470
Loss on disposal of property and equipment	-	3,474	-
Decrease/(increase) in deferred tax assets	43,987	144,829	(39,298)
Other expenses	22,065	-	-
Changes in operating assets and liabilities:-
Increase in accounts receivable	(4,438,331)	-	-
Decrease in costs and estimated earnings in
excess of billings on uncompleted contracts	-	166,775	23,824
(Increase)/decrease in prepayments, deposits and
other receivables	(2,583,551)	(1,204,192)	48,801
Increase/(decrease) in accounts payable	965,432	1,718	(93,151)
(Decrease)/increase in accruals	(110,862)	186,465	108,574
(Decrease)/increase in accrued payroll and employees'
benefits	(5,533)	18,832	(49,414)
Increase in PRC business tax	683,262	189,984	-
(Decrease)/increase in deposits received	(93,141)	93,141	-
(Decrease)/increase in billings in excess of costs and
estimated earnings on uncompleted contracts	(164,820)	164,820	(11,727)
Increase in income tax payable	1,838,685	158,487	106,465
Net cash provided by/(used in) operating activities	5,884,565	1,681,722	(291,740)
Cash flows from investing activities:-
Proceeds from disposal of property and equipment	-	12,666	-
Purchase of property and equipment	(5,233)	-	(19,576)
Net cash (used in)/provided by investing activities	(5,233)	12,666	(19,576)
Cash flows from financing activities:-
Loans to a director	(3,031,479)	(1,946,498)	-
Repayment of loan from a director	-	-	-
Advance from directors	1,771,063	703,706	474,381
Repayment to directors	(1,610,965)	(703,706)	-
Advance from a former officer	2,489,528	-	-
Repayment to a former officer	(2,279,384)	-	-
Net cash (used in)/provided by financing activities	(2,661,237)	(1,946,498)	474,381
Net increase/(decrease) in cash and cash equivalents	3,218,095	(252,110)	163,065
Cash and cash equivalents, beginning of year	47,223	299,333	136,268
Cash and cash equivalents, end of year	3,265,318	47,223	299,333

See the accompanying notes to the consolidated financial statements

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

The Company was incorporated in the State of Nevada on June 18, 1990.

Following a reverse takeover transaction as detailed in note 3, the Company has ended its development stage and is now engaging in the provision of system integration services, consultancy services and agency services through its subsidiaries, China Expert Network Company Limited ("CEN"), Expert Network (Shenzhen) Limited ("ENS") and Hong Zhong Holdings Limited ("HZH"). CEN is a Hong Kong incorporated company; ENS is a limited liability company established in the People's Republic of China (the "PRC") and HZH is a limited liability company incorporated in the British Virgin Islands. ENS and HZH are wholly owned by CEN.

On February 18, 2004, the Company entered into consulting agreements (the "Consulting Agreements") with several consultants (the "Consultants") for the provision of corporate finance and reporting, information technology process improvement and technology support services to the Company. The terms of these Consulting Agreements commence on February 18, 2004 and end on February 17, 2009. In consideration of the consulting services provided, the Company issued in aggregate 1,800,000 shares of the Company's common stock to the Consultants (Note 15(i)).

On February 26, 2004, the Company entered into a strategic services agreement (the "Strategic Services Agreement") with a corporate consultant for the sourcing of e-government contracts to the Company in the Fujian Province in the PRC. In consideration of the sourcing services provided, the Company agreed to pay commission at 15% of the gross income of the contracts obtained by the Company. During the year, the Company issued 1,101,205 shares of the Company's common stock to the corporate consultant as a commission for the contracts obtained (Note 15(ii)).

On April 12, 2004, the name of the Company was changed from Leopard Capital, Inc. to China Expert Technology, Inc. ("CXTI").

One of the Consultants did not provide services in accordance with the aforesaid consulting agreement. Accordingly, on December 28, 2004, the Company and this consultant entered into an agreement for the termination of the aforesaid consulting agreement and the surrender of 550,000 of the Company's common stock previously granted to him. Such common stock were canceled (Note 15(iii)).

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS

	As previously reported	Adjustment number (1)	Adjustment number (2)	Adjustment number (3)	Adjustment number (4)	As restated
	US$	US$	US$	US$	US$	US$
2004's Consolidated
Financial
Statements

Net income	7,766,841	(2,940,000)	-	-	-	4,826,841

Common stock	3,879,727	-	(3,855,313)	-	-	24,414

Additional paid-in capital	3,598,854	2,940,000	3,855,313	-	-	10,394,167

Current portion of prepaid expenses	-	-	-	500,000	-	500,000

Prepaid expenses presented as non-current assets	2,062,500	-	-	(500,000)	-	1,562,500

Amount due from a former officer	-	-	-	-	2,022,525	2,022,525

Amount due to a former officer	115,356	-	-	-	2,022,525	2,137,881

2003's Consolidated
Financial
Statements

Common stock	3,856,041	-	(3,836,106)	-	-	19,935

Additional paid-in capital	--	--	3,836,106	-	-	3,836,106

Amount due from a former officer	94,787	-	-	-	1,646,934	1,741,721

Amount due to a former officer	--	-	-	-	1,646,934	1,646,934

2002's Consolidated
Financial
Statements

Common stock	3,856,041	-	(3,836,106)	-	-	19,935

Additional paid-in capital	--	--	3,836,106	-	-	3,836,106
17

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS (CONT'D)

Adjustment number:

(1)

In conjunction with the Exchange as mentioned in Note 3 below, CXTI also issued a total 1,400,000 common shares to financial institutes and advisors as compensation for consulting services for the reverse takeover in addition to 19,935,000 common shares of the Company to the Shareholders. This transaction was previously reported in the 2004 financial statements as part of the shares issued for acquisition of CEN and charged directly to equity by reference to the par value of such shares issued.

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

As a result of the aforementioned adjustment, the net income for 2004 was reduced by US$2,940,000 and the additional paid-in capital was increased by the same amount.  The net income per share for 2004 was reduced from US$0.33 to US$0.20 per share and net loss per share for 2002 was increased from US$0.04 to US$0.05 per share.  This adjustment had no impact on net cash provided by operating activities reported in the 2004, 2003 and 2002 consolidated statement of cash flows.

(2)

In order to have a better presentation of the reverse takeover in 2004, the management made certain reallocation adjustments on the common stock and additional paid-in capital. In particular, US$3,855,313 of the 2004's common stock and US$3,836,106 of the 2003's and 2002's common stock was reallocated to the additional paid-in capital of the Company.

In effect, the opening outstanding common stock of the Company for 2004 represented 19,935,000 shares of par value of US$0.001 each amounted to US$19,935 issued by CXTI to the Shareholders whilst US$728 of CXTI's common stock (representing 728,474 shares of par value of US$0.001 each) immediately prior to the reverse takeover were regarded as the shares issued for the reverse takeover. This reallocation had no impact on net income, stockholders' equity and cash flows in 2004, 2003 and 2002.

(3)

Prepaid expenses reported in the 2004 consolidated balance sheet comprised of a current portion of US$500,000 that was expensed in 2005. Such current portion has been reclassified from non-current assets to current assets accordingly. This reclassification had no impact on net income, stockholders' equity and cash flows in 2004.

(4)

Amount due from a former officer and amount due to a former officer as of December 31, 2004 and 2003 have been restated by reporting the gross amounts instead of a net amount on the 2004 and 2003 consolidated balance sheets. Accordingly, amount due from a former officer was restated at US$2,022,525 and US$1,741,721 and amount due to a former officer was restated at US$2,137,881 and US$1,646,934 respectively.

3.

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

Accordingly, the purchase method under reverse takeover accounting has been applied.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 are presented in U.S. dollars (“US$”) and include the accounts of the Company and its subsidiaries.  All significant inter-company balances and transactions are eliminated in consolidation.

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

Prepaid expenses

Prepaid expenses represent the aggregate fair value of the Company's common stock issued in return for the consultancy works provided by certain consultants to the Company.  The fair value is determined by reference to the average price of the Company's common stock as quoted on the OTCBB at the date of issuance.  The prepaid expenses are amortized on a straight-line basis over the terms of the consulting agreements of five years.

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable.

The impairment of long-lived assets is measured pursuant to the guidelines of Statement of Financial Accounting Standards (SFAS) No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  When an indicator of impairment has occurred, management's estimate of undiscounted cash flows attributable to the assets is compared to the carrying value of the assets to determine whether impairment has occurred.  If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss of the amount that the carrying value exceeds the estimated fair value.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Income taxes

The Company accounts for income tax under the provisions of SFAS No. 109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Revenue recognition

Over 99% of the Company's revenue was derived from the provision of system integration services for establishment of e-government information system and network to local government bodies of Fujian Province. The system integration services contracts are fixed price and under long-term arrangements. Furthermore, an insignificant portion of the Company's revenue was derived from the provision of consultation and training services to local government bodies.

The Company generally enters into long-term fixed price contracts with local governments to provide system integration services, which included designing the framework of the e-government system, software development and system integration. The software development is subcontracting to several external software development companies at a fixed price basis. Revenue on long-term fixed price contracts is recognized under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred as a percentage of the total estimated costs to the customer. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. The use of the percentage of completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated costs. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified. For instances where the work performed on fixed price contracts is of relatively short duration, revenue is recognized when the work is completed.

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

Advertising and marketing expenses

Advertising and marketing expenses, which are charged to income statement as incurred, were US$1,101,205, US$6,501 and US$48,537 for the years ended December 31, 2004, 2003 and 2002, respectively.

Comprehensive income

Accumulated other comprehensive income represents foreign currency translation adjustments and is included in the consolidated statement of stockholders' equity.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Concentration of credit risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of major customer.  The Company does not require collateral or other security to support client's receivables.  The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivable.

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, related parties receivable and related parties payable approximate fair value due to the short-term nature of these items.

Foreign Currency Translation

The Group uses China Renminbi (“RMB”) as the functional currency, which is not freely convertible into foreign currencies.  Transactions denominated in currencies other than RMB are translated into RMB at the applicable rates of exchange prevailing at the dates of the transactions, quoted by the People's Bank of China (the “PBOC”).  Monetary assets and liabilities denominated in other currencies are translated into RMB at rates of exchange quoted by the PBOC prevailing at the balance sheet date.  Exchange gains or losses arising from changes in exchange rates subsequent to the transactions dates for monetary assets and liabilities denominated in other currencies are included in the determination of net income for the respective period.

For financial reporting purposes, RMB has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated at the exchange rate in effect at period end.  Income statement accounts are translated at the average rate of exchange prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as “Accumulated other comprehensive income - foreign currency translation adjustments”.  Gains and losses resulting from foreign currency transactions are included in other comprehensive income/(loss).  Foreign currency translation adjustment was not material.

During 2004 and 2003, there have been no significant changes in exchange rates.  Accordingly, there are no changes in other comprehensive income/ (loss).

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

(iii)

SFAS 132 (revised 2003), “Employer's Disclosure about Pensions and Other Post-Retirement Benefits” was issued in December 2003.  SFAS 132 (revised) revised employer's disclosure about pension plans and other post-retirement benefit plans.  SFAS 132 (revised) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans.  The annual disclosure requirements are effective for fiscal years ended after December 15, 2003. SFAS 132 (revised) also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed.  The interim disclosure requirements of SFAS 132 (revised) are effective for interim periods beginning after December 15, 2003.  The adoption of this statement had no impact on the Company's results of operation or financial position.

The details of the Group's defined contribution pension plans are disclosed in note 18 to the consolidated financial statements.

(iv)

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Company is currently assessing the impact of this Standard on its results of operations and financial position.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.

PROPERTY AND EQUIPMENT

Property and equipment consist of the following :-

	December 31,
	2004	2003
	US$	US$
Purchase cost:-

Furniture, fixtures and office equipment	207,376	204,447
Computer equipment and software	108,268	105,964
Motor vehicles	74,087	74,087
Leasehold improvements	156,652	156,652

Total	546,383	541,150

Accumulated depreciation and amortization	(525,252)	(489,030)

Property and equipment, net	21,131	52,120

Depreciation and amortization expenses for the years ended December 31, 2004, 2003 and 2002 amounted to US$36,222, US$161,372 and US$179,470 respectively.

During the year ended December 31, 2003, property and equipment with carrying amount of US$16,140 were disposed of at a consideration of US$12,666 resulting in a loss of US$3,474.  There were no disposal of property and equipment in 2004 and 2002.

6.

INTANGIBLE ASSETS

	December 31,
	2004	2003
	US$	US$
Purchase cost :-

Information databases	1,928,020	1,928,020

Accumulated amortization	(1,638,817)	(1,253,213)

Intangible assets, net	289,203	674,807

Amortization for each of the three years ended December 31, 2004, 2003 and 2002 amounted to US$385,604.

The Company's information databases represent costs for acquiring the expert information data assembled by and lists and details of projects developed by parties independent of the Company.  The consideration for the Company's acquisition of the information databases amounted to US$1,928,020 (or HK$15,000,000) was satisfied by the issue of 15,000,000 shares of CEN at HK$1 per share in the year of 2000.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.

PREPAID EXPENSES

At December 31, 2004, prepaid expenses are as follows :-

US$

Prepaid consultancy fees	2,500,000
Accumulated amortization	(437,500)
2,062,500
Less: Amount to be amortized within one year	(500,000)
1,562,000

Amortization for the year ended December 31, 2004 amounted to US$437,500.

8.

BALANCE WITH AN OFFICER/A FORMER OFFICER

The balance represents current account with Mr. Lai Man Yuk (“Mr. Lai”).  It is interest-free, unsecured and has no fixed terms of repayment.

9.

    RELATED PARTIES TRANSACTIONS

During the years ended December 31, 2004 and 2003, Mr. Lai, a former officer and currently a beneficial owner of the Company, made various cash advances to CEN for its operating expenses. On the other hand, Mr. Lai obtained cash advances from ENS. As of December 31, 2004 and 2003, amounts due from/(to) Mr. Lai are as follows:-

	December 31,
	2004	2003
	US$	US$

Amount due from Mr. Lai to:
Expert Network (Shenzhen) Company Limited	2,022,525	1,741,721

Amount due to Mr. Lai by:
China Expert Network Company Limited	(2,133,691)	(1,646,934)
Hong Zhong Holdings Limited	(4,190)	-

	(2,137,881)	(1,646,934)

The above balances are interest free, unsecured and repayable within one year.

In 2004, a rental agreement was signed between Mr. Lai and ENS for leasing of the office premises in Shenzhen at a monthly rent of RMB91,677, which was determined by both parties with reference to the market rental. The operating lease arrangements with expiry date in December 2006 are cancelable and rentals are paid on a monthly basis. During the period ended December 31, 2004 and 2003, the Company paid rentals amounting to US$133,404 and US$133,404, respectively, to Mr. Lai.

Loan made by the Company to a director, Mr. Kung Sze Chau, in 2004 which was interest bearing at 5.22% per annum, unsecured and due by January 14, 2005 was fully repaid on the due date. Interest income received from Mr. Kung for the years ended December 31, 2004 and 2003 were US$22,111 and nil, respectively.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.

PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

At December 31, 2004 and 2003, the balances comprised of the following: -

	December 31,
	2004	2003
	US$	US$

Prepaid contract costs	3,827,136	1,223,518
Rental and other deposits	44,304	64,371

	3,871,440	1,287,889

11.

ACCRUALS

At December 31, 2004 and 2003, accruals comprised of the following :-

	December 31,
	2004	2003
	US$	US$

Rental expense	32,596	115,103
Accounting service fee	23,507	53,070
Auditors' remuneration	136,890	122,108
Others	26,248	39,822

Total	219,241	330,103

12.

BILLINGS, COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	December 31,
	2004	2003
	US$	US$

Costs and estimated earnings to date	33,168,093	4,961,290
Less : Billings	(33,168,093)	(5,126,110)

	-	(164,820)
25

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.

INCOME TAXES

United States

CXTI is incorporated in the United States of America and is subject to United States of America tax law. No provision for income taxes has been made as CXTI has no taxable income for the years ended December 31, 2004, 2003 and 2002. The statutory tax rate for each of the years ended December 31, 2004, 2003 and 2002 is 35%.

Hong Kong

CEN is incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for profits tax has been made as the subsidiary has no net assessable income for the years. The applicable statutory tax rate for the years ended December 31, 2004, 2003 and 2002 are 17.5%, 16% and 16%, respectively.

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

The income tax expenses consists of the following :-

	Year ended December 31,
	2004	2003	2002
	US$	US$	US$
Current:-
PRC	(1,838,684)	(158,487)	(106,465)
Total current expenses	(1,838,684)	(158,487)	(106,465)

Deferred:-
PRC	6,861	(248,563)	62,458
Hong Kong	(50,848)	103,734	(23,160)
Total deferred (expenses)/benefits	(43,987)	(144,829)	39,298

Total expenses for income tax	(1,882,671)	(303,316)	(67,167)

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.

INCOME TAXES (CONT'D)

Income tax expenses vary from the amount computed by applying the PRC statutory income tax rate to income/(loss) before income tax as follow:-

	Year ended December, 31
	2004	2003	2002
	US$	US$	US$
	(restated)
Income/(loss) before income tax	6,709,512	1,513,729	(883,721)

Expected income tax (expenses)/
benefits at PRC income tax rate of 15%	(1,006,427)	(227,059)	132,558
Tax rates differential	937,540	27,110	10,515
Expenses not deductible for tax purposes	(64,812)	(103,367)	(103,775)
Income subject to both PRC and
Hong Kong income tax	-	-	(106,465)
Change in valuation allowances	(1,748,972)	-	-

Income tax expenses	(1,882,671)	(303,316)	(67,167)

The major components of deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:-

	December 31,
	2004	2003
	US$	US$
	(restated)
Deferred tax assets: -
Excess of book depreciation expense over tax
depreciation expense	8,683	38,523
Expenses that are reported in financial statements
prior to becoming deductible for tax purposes	-	83,285
Tax losses	2,012,047	314,633
Valuation allowances	(1,748,972)	-
	271,758	436,441
Deferred tax liabilities:-
Expenses that are deductible for tax purposes prior to
being reported in financial statements	-	40,015
Revenue recognized for financial reporting purposes
before being recognized for tax purposes	-	80,681
	-	120,696

	271,758	315,745

At December 31, 2004 and 2003, CXTI had tax losses amounted to US$4,653,508 and US$85,018 respectively which can be carried forward twenty years from the year of loss.

At December 31, 2004 and 2003, CEN had tax losses amounted to US$2,360,431 and US$1,797,904 respectively which can be carried forward indefinitely.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.

BASIC AND DILUTED NET INCOME/ (LOSS) PER SHARE

(i)

The net income/(loss) per share is calculated using the net income/(loss) and the weighted average number of shares outstanding during the year.

	Year ended December 31,
	2004	2003		2002
	(restated)

Net income/(loss) (US$)	4,826,841	1,210,413		(950,888)

Weighted average common shares
Outstanding	23,673,802	19,935,000	#	19,935,000	#

Basic net income/(loss)
per share (US$)	0.20	0.06		(0.05)

# The number represents the number of shares issued by CXTI for the Exchange.

(ii)

The diluted net income/(loss) per share is not presented as there is no dilutive effect for the years ended December 31, 2004, 2003 and 2002.

15.

COMMON STOCK

	No. of shares	Amount
		US$
Authorized:-

Common stock at US$0.001 par value	200,000,000	200,000

Issued and outstanding:-

Common stock at US$0.001 par value
At January 1, 2002, 2003 and 2004	19,935,000	19,935
Shares issued for reverse takeover	728,474	728
Shares issued in return for consultancy
services on reverse takeover	1,400,000	1,400
Shares issued in return for provision of
consultancy works (Note 15(i))	1,800,000	1,800
Shares issued in return for the sourcing of
a contract customer (Note 15(ii))	1,101,205	1,101
Cancellation of shares (Note 15(iii))	(550,000)	(550)

At December 31, 2004	24,414,679	24,414

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.

COMMON STOCK (CONT'D)

(i)

On February 18, 2004, the Company entered into Consulting Agreements with the Consultants for the provision of various consultancy works.  The terms of these Consulting Agreements commence on February 18, 2004 and end on February 17, 2009. In consideration of the consulting services provided, the Company issued in aggregate 1,800,000 shares of the Company's common stock to the Consultants in February of 2004 (Note 1).

(ii)

On February 26, 2004, the Company entered into Strategic Services Agreement with a corporate consultant for the provision of the sourcing of e-government contracts in the PRC. In consideration of the consulting services provided, the Company issued 1,101,205 shares of the Company's common stock to the corporate consultant in November of 2004 (Note 1).

(iii)

On December 28, 2004, the Company entered into an agreement with one of the Consultants for the termination of the aforementioned consulting agreement and the surrender of 550,000 shares of the Company's common stock previously granted to him.  Such shares were canceled in December of 2004 (Note 1).

16.

ADDITIONAL PAID-IN CAPITAL

US$
At December 31, 2002 and 2003	3,836,106
Common stock issued in relation to:-
Reverse takeover	20,607
The provision of consultancy works for reverse takeover	2,938,600
The provision of consultancy works	3,598,200
The sourcing of a contract customer	1,100,104
Cancellation of shares	(1,099,450)

10,394,167

The paid-in capital represents the excess of the aggregate fair value of the Company's common stock issued under the Consulting Agreements (Note 15(i)) and the Strategic Services Agreement (Note 15(ii)) over the par value of the stocks issued, after adjustment for the portion in relation to the shares canceled (Note 15(iii)) during the year. The fair value is determined by reference to the average price of the Company's common stock quoted on the OTCBB at the dates of issuance.

The fair values for the common stock issued in connection with the Consulting Agreements (as adjusted for the cancellation of shares) and the Strategic Services Agreement were treated as prepaid expenses (Note 7) and expensed as advertising and promotional expenses.

17.

STOCK INCENTIVE PLAN

(i)

At the annual meeting of the stockholders held on January 21, 2003, the Company's 2002 Stock Incentive Plan (the “Plan”) was approved. Under the Plan, the Compensation Committee of the Board of Directors, in its discretion, may grant common stock or options to purchase common stock of the Company to key employees, consultants, and non-employee directors of the Company.  The Company has reserved 825,000 shares of common stock for the options under the Plan.

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

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.

STOCK INCENTIVE PLAN (CONT'D)

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

18.

PENSION PLANS

CEN participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment of CEN in Hong Kong.  Contributions are made by CEN at 5% based on the participants' relevant income with a ceiling of US$2,564 (or HK$20,000).  The participants are entitled to 100% of CEN's contributions together with accrued returns irrespective of their length of service with CEN, but the benefits are required by law to be preserved until the retirement age of 65.

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

The assets of the schemes are controlled by trustees and held separately from those of CEN and ENS.  Total pension cost was US$15,635 US$17,674 and US$16,629 during the years ended December 31, 2004, 2003 and 2002 respectively.

19.

COMMITMENTS

The Company leases office premises in Hong Kong under a non-cancelable operating lease agreement that expires at a date through April 2007. Minimum future commitments under this agreement with term in excess of one year as of December 31, 2004 were as follows:-

Year	US$

2005	106,060
2006	106,060
2007	29,166

241,286

In addition, the Company leases office premises in the PRC from a former officer, Mr. Lai.  Details of operating lease arrangement are set out in Note 9.

Rental expense was US$281,621, US$339,649 the US$317,100 during the years ended December 31, 2004, 2003 and 2002, respectively.

20.

CONCENTRATION

The Company's major customers are two local government bodies in Fujian Province of the PRC which accounted for 100%, 99% and 67% of the Company's total revenue in relation to the provision of consultancy and system integration for establishment of e-government information system and network for the years ended December 31, 2004, 2003 and 2002 respectively.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.

SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended December 31, 2004, 2003 and 2002, no interest and income tax payments were made by the Company.

The major non-cash transactions in the year ended December 31, 2004 are the issues of the Company's common stock for the acquisition of CEN, the provision of consultancy works and the sourcing of a contract customer as detailed in Notes 1, 15 and 16.

22.

POST BALANCE SHEET EVENTS

Subsequent to December 31, 2004, the Company paid income tax of approximately US$1.2 million.  The loan to Mr. Kung was fully repaid.

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

On November 16, 2004, the Company appointed Ms. Chiang Min Liang as its new principal financial officer or CFO. The Company's Board made the decision to appoint a new CFO in order to have a more experienced person in that position, determined that Ms. Chiang Min Liang was well suited to the position because of her qualification and previous work experience. The Company's previous CFO, Mr. Cheung Ming Jeff, has continued his employment with the Company as the chief accountant. The change of the CFO over financial reporting during the quarter ended December 31, 2004, has not materially affected, or is reasonably unlikely to materially affect, the Company's internal control over financial reporting.

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

The following table sets forth the compensation paid by us to our chief executive officer for fiscal years ending 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE
Annual compensation

Name and principal	Year	Salary ($)	Bonus ($)	Other annual
position				compensation ($)

Kung Sze Chau,	2004	0	0	0
Director and CEO
	2003	0	0	0
	2002	0	0	0

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date hereof, stock ownership of each executive officer and director of the Company, of all executive officers and directors of the Company, as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock as of December 31,2004. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any options, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted. The amount of outstanding common stock as of December 31, 2004 is 24,414,679 shares.

	Number of Shares	Percent of Class
Name and Address	Beneficially Owned

Zhu Xiaoxin (1) (2)	1,893,825	7.76%

Kung Sze Chau (1) (3)	2,109,461	8.64%
Chiang Min Liang (1)	0	0
Lai Man Yuk (4)	2,535,732	10.39%
Tsang Chi Wai Eric (5)	1,459,242	5.98%
Chan Chak Mo (6)	2,265,613	9.28%

Li Sze Tang (7)	3,709,904	15.20%
Wong Lap Woon (8)	1,993,500	8.17%
China Data Holdings Limited (9)	9,967,500	40.83%
Ibroader Developments Limited	3,709,904	15.20%

China Link Investment Group Limited (10)	2,270,595	9.30%

I-Mode Technology Limited	1,993,500	8.17%
All Current Officers and Directors as a Group (11) (3 in Number)	4,003,286	16.40%

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

The Company rents office space in Shenzhen, China for its operative office from a former officer, Mr. Lai Man Yuk. The Company paid $133,404 being total rental for the offices in the fiscal year 2004. The rental rate was established by the parties based upon market rental rates.

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

31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by PKF, Certified Public Accountants for audit of the Company's annual financial statements were $119,537 for the fiscal year ended December 31, 2004, and $0 for the fiscal year ended December 31, 2003. The aggregate fees billed by PKF, Certified Public Accountant, for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $23,077 during the period ended December 31, 2004. PKF, Certified Public Accountant, has been retained on December 29, 2004 to audit the Company's annual financial statements for the fiscal year ended December 31, 2004. PKF, Certified Public Accountant, adopting reverse takeover accounting treatment for financial reporting purpose, audited the annual financial statements of the Company as a continuity of China Expert for the fiscal year ended December 31, 2003 and December 31, 2002.

The aggregate fees billed by Telford Sadovnick, P.L.L.C. for audit of the Company's annual financial statements were $5,000 for the fiscal year ended December 31, 2003, and $0 for the fiscal year ended December 31, 2002. The aggregate fees billed by Telford Sadovnick, P.L.L.C. for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $0 during the period ended December 31, 2003, and $0 during the period ended December 31, 2002. Telford Sadovnick, P.L.L.C., was retained in January 2004 to audit the Company's annual financial statements for the fiscal year ended December 31, 2003. They were not involved prior to January 2004 and thus did not audit the Company's annual financial statements for the fiscal year ended December 31, 2002 and to review the quarterly reports for the fiscal year ended December 31, 2003 or earlier.

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

Tax Fees

The aggregate fees billed by PKF, Certified Public Accountants, for tax compliance, advice and planning were $2,000 for the fiscal year ended December 31, 2004.

The aggregate fees billed by Telford Sadovnick, P.L.L.C. for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2003.

All Other Fees

PKF, Certified Public Accountants, did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2004.

Telford Sadovnick, P.L.L.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on .

CHINA EXPERT TECHNOLOGY, INC. (Registrant)

By: /s/ Zhu Xiaoxin
Zhu Xiaoxin
Chief Executive Officer, President and Director
Date: June 14, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Huang Tao
Huang Tao
Chairman and Director
Date: June 14, 2006

By: /s/ Kung Sze Chau
Kung Sze Chau
Director
Date: June 14, 2006

By: /s/ Fu Wan Chung, Simon
Fu Wan Chung, Simon
Chief Financial Officer
Date: June 14, 2006