Form 10-Q
period 2006-06-30
CHINA EXPERT TECHNOLOGY, INC.
filed 2006-08-14
CIK 1039726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ____  No ___ N/A

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  At June 30, 2006:  27,964,501 shares were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the six months ended June 30, 2006, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

CHINA EXPERT TECHNOLOGY, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pages

Condensed consolidated balance sheets	4

Condensed consolidated statements of income	5

Condensed consolidated statements of cash flows	6-7

Notes to condensed consolidated financial statements	8-23

CHINA EXPERT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	US$	US$
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	13,009,519	7,326,595
Account receivables, net of allowance for doubtful accounts of nil and nil at June 30, 2006 and December 31, 2005, respectively	25,367,305	15,423,852
Cost and estimated earnings in excess of billings	3,569,895	1,082,969
Amount due from a director	-	609
Amount due from a former officer	173,975	24,229
Prepayments, deposits and other receivables	5,654,192	9,797,938
Deferred finance costs	215,902	539,756
Deferred tax assets	32,021	-
Current portion of prepaid expenses	690,000	500,000
Total current assets	48,712,809	34,695,948

Property and equipment, net	23,410	28,999
Prepaid expenses	1,121,250	1,062,500
Total assets	49,857,469	35,787,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	1,407,874	644,470
Accrued payroll and employees’ benefits	10,875	49,115
Other payables and accruals	389,147	687,837
Amount due to a director	96,960	97,115
Amount due to a former officer	1,336,272	850,172
Amount due to shareholders	-	730
Income taxes payable	1,422,713	1,514,217
PRC business tax payable	1,351,259	641,793
Deferred tax liabilities	-	97,783
Convertible debentures, net of discount of US$2,749,772 and US$3,665,439 at June 30, 2006 & December 31, 2005, respectively	1,648,667	733,000
Embedded derivatives	3,961,000	3,631,000
Warrants	9,368,000	5,532,000
Total current liabilities	20,992,767	14,479,232

Stockholders’ equity
Common stock, par value US$0.001, authorized 200,000,000 shares; issued and outstanding June 30, 2006: 27,964,501 shares; December 31, 2005: 25,902,996 shares	27,965	25,903
Additional paid-in capital	17,361,319	12,101,755
Accumulated other comprehensive income	774,392	450,641
Retained earnings	10,701,026	8,729,916
Total stockholders’ equity	28,864,702	21,308,215

Total liabilities and stockholders’ equity	49,857,469	35,787,447

See the accompanying notes to condensed consolidated financial statements.

CHINA EXPERT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three months ended June 30,	Six months ended June 30,

	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$
Revenue	14,085,672	8,327,038	29,193,851	17,009,596
Cost of revenue	(6,817,461)	(4,714,908)	(14,140,042)	(9,343,586)
Gross profit	7,268,211	3,612,130	15,053,809	7,666,010

Advertising and marketing expenses	(20,727)	-	(2,485,627)	-
Depreciation and amortization	(3,777)	(5,241)	(8,077)	(9,804)
General and administrative expenses	(833,643)	(298,654)	(2,878,015)	(586,832)
Intangible assets amortization	-	(96,401)	-	(192,802)
Income from operations	6,410,064	3,211,834	9,682,090	6,876,572

Other income (expenses)
Interest income	21,121	6,080	34,641	10,017
Change in fair value of derivatives	(3,824,000)	-	(3,994,000)	-
Interest expenses and finance costs	(1,238,022)	-	(1,498,291)	-
Other expenses	-	(6,221)	-	(6,221)
Income before income tax	1,369,163	3,211,693	4,224,440	6,880,368
Income tax expense	(1,088,167)	(657,580)	(2,253,330)	(1,410,707)
Net income	280,996	2,554,113	1,971,110	5,469,661

Other comprehensive income
Foreign currency translation adjustment	109,066	-	323,751	-
Comprehensive income	390,062	2,554,113	2,294,861	5,469,661

Net income per share
- basic	US$0.01	US$0.10	US$0.07	US$0.22
- diluted	US$0.01	US$0.10	US$0.06	US$0.22

Weighted average common stock Outstanding
- basic	27,944,425	24,414,679	27,665,665	24,414,679
- diluted	35,028,842	24,414,679	34,801,991	24,414,679

See the accompanying notes to condensed consolidated financial statements

CHINA EXPERT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30,

	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:	US$	US$
Net income	1,971,110	5,469,661
Adjustments to reconcile net income to net cash provided by
operating activities:
Intangible assets amortization	-	192,802
Amortization of prepaid expenses	701,250	250,000
Depreciation and amortization	8,077	9,804
Deferred tax assets/liabilities	(130,716)	271,758
Expenses compensated by common stock	2,464,423	-
Interest expenses and finance cost	1,498,291	-
Losses on change in fair value of derivatives	3,994,000	-
Employees’ compensation by common stock	1,672,000	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(9,799,546)	(1,665,457)
(Increase) in costs and estimated earnings in excess of
billings on uncompleted contract	(2,476,822)	(5,762,377)
Decrease (increase) in prepayment, deposits and
other receivables	517,440	(1,246,129)
Increase (decrease) in accounts payable	757,391	(396,282)
(Decrease) in accrued payroll and employees’ benefits	(38,399)	-
Increase in receipt in advance	-	439,287
(Decrease) in other payable and accruals	(203,893)	(125,260)
Increase (decrease) in PRC business tax	703,478	(336,359)
(Decrease) in income taxes payable	(103,975)	(88,846)
Net cash provided by (used in) operating activities	1,534,109	(2,987,398)
Cash flows from investing activities:
Purchase of property and equipment	(2,471)	(24,551)
Refund of deposit for acquisition of subcontractor	3,717,380	-
	3,714,909	(24,551)
Cash flows from financing activities:
Repayment (to) from shareholder	(730)	3,470
Repayment from directors	612	3,031,479
Advance from a former officer	698,643	479,479
Repayment to a former officer	(359,819)	-
Net cash provided by financing activities	338,706	3,514,428

CHINA EXPERT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

Effect of exchange rate changes	95,200	-
Net increase in cash and cash equivalents	5,682,924	502,479
Cash and cash equivalents, beginning of period	7,326,595	3,265,318
Cash and cash equivalents, end of period	13,009,519	3,767,797

Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	-	-
Income tax	2,341,577	1,227,794

Supplementary disclosure of significant non-cash transactions
Issuance of common stock for employees’ compensation	1,672,000	-
Issuance of common stock in return for settlement of
annual interest	175,203	-
Issuance of common stock in return for advertising and
marketing expenses	2,464,423	-
Issuance of warrants in return for settlement of legal and
professional services	172,000	-

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three and six months ended June 30, 2006 have been made.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended December 31, 2005.  The Company follows the same accounting policies in preparation of interim reports.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates required to be made by management include the recoverability of long-lived assets and recognition of revenue under long-term amounts.  Actual results could differ from those estimates.

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

Derivative

The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  These non-hedging contracts accounted for in accordance with EITF 00-19 include freestanding warrants to purchase the Company’s common stock as well as embedded conversion features that have been bifurcated from the host contract in accordance with the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting period, with such adjustments reflected in the line item of change in valuation of derivative as other income/(expenses) on the statements of income.

During 2005, the Company issued 7% secured convertible debentures in a face amount of US $6,000,000 which are due and payable in full in one year from their issuance. As no floor price is set for the conversion price of such convertible debentures which vary with the fair value of the Company’s common stock, the Company could not be sure it had adequate authorized shares for the future conversion of convertible debentures. Therefore, all embedded derivatives and the freestanding warrants are recorded at fair value, marked-to-market at each period, and are carried on a separate line of the accompanying balance sheet.

The classification of derivatives, including whether such instruments should be recorded as liability or as equity, is assessed at the end of each reporting period.

Prepaid expenses

Prepaid expenses represent the aggregate fair value of the Company’s common stock issued in return for the consultancy works provided by certain consultants to the Company.  The fair value is determined by reference to the closing price of the Company’s common stock as quoted on the Over the Counter Bulletin Board (“OTCBB”) at the balance sheet date.  The prepaid expenses are amortized on a straight-line basis over the terms of the consulting agreements of five years.

Revenue recognition

Over 98% of the Company’s revenue was derived from the provision of system integration services for establishment of e-government information system and network to local government bodies of Fujian Province.  The system integration services contracts are fixed price and under long-term arrangements. Furthermore, an insignificant portion of the Company’s revenue was derived from the provision of maintenance services to local government body.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Revenue recognition (Cont’d)

The Company enters into long-term fixed price contracts with local governments to provide system integration services, which included designing the framework of the e-government system, software development and system integration.  The software development is subcontracting to several external software development companies at a fixed price basis.  Revenue on long–term fixed price contracts is recognized under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred as a percentage of the total estimated costs to the customer.

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

There is a one-year warranty period provision in the contract by which the Company has to provide one-year free of charge maintenance to the customers after the completion of the contract.  5% of total contract sum is therefore withheld and will be settled by the customer upon the expiry of the warranty period.  The Company recognizes this associated portion of retention money as revenue upon completion of the projects as the Company considers the provision of maintenance costs under the warranty period can be reliably estimated.  Based on the past history of the maintenance costs incurred, the Company estimated the maintenance costs provision is insignificant.

Revenues for consultancy services, agency services, maintenances services and other services are recognized as work is performed and amounts are earned in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements” as amended by SAB No. 104 “Revenue Recognition”.  The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured.  For contracts with fees based on time-and-materials or cost-plus, revenue is recognized over the period of performance.

Cost of revenue

Cost of revenue comprises mainly subcontracting costs, labor and other cost incurred by those staff directly engaged in the contracts.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Advertising and marketing expenses

Advertising and marketing expenses, which are charged to income statement as incurred, were US$2,485,627 and nil for the period ended June 30, 2006 and 2005, respectively.

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

For financial reporting purposes, RMB has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated at the exchange rate in effect at period end dates. Income statement accounts are translated at the average rate of exchange prevailing for each of the periods.  Translation adjustments arising from the use of different exchange rate from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”.  Gains and losses resulting from foreign currency translations are included in other comprehensive income.  The exchange rate between the RMB and the US$ and used for the period ended June 30, 2006 and 2005 were RMB7.9956 to US$1.00 and RMB8.2468 to US$1.00, respectively.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company adopted the market price of common stock at issuance date to determine the fair value of common stock issued to employees as compensation. The Company  did not grant any options during the period ended June 30, 2006 and 2005.

The Company adopted the China Expert Technology, Inc. Stock Compensation Program (the “Program”) and reserved up to 800,000 shares of common stock for issuance under the Program. The purpose of the Program is to attract and retain key employees, consultants and other persons, and to provide such key individuals with an additional incentive to contribute to the success of the Company.

During the period ended June 30, 2006, the Company issued 800,000 shares of common stock to employees as a compensation for services. The issued shares are unrestricted and transferable at issuance. At issuance date, the market price of common stock was US$2.09 per share and all the related employees’ benefit amounted to US$1,672,000 was recorded in general and administrative expense.

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

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“ EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The company is currently evaluating the provisions of EITF 06-3.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements (Cont’d)

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The company is currently evaluating the provisions of FIN 48.

4.

COST AND ESTIMATED EARNINGS IN EXCESS OF

BILLINGS ON UNCOMPLETED CONTRACTS

	June 30,	December 31,
	2006	2005
	US$	US$
	(unaudited)

Costs and estimated earnings to date	101,038,432	71,844,581
Less: Billings	(97,468,537)	(70,761,612)
	3,569,895	1,082,969

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.

RELATED PARTY TRANSACTIONS

As of June 30, 2006 amount due from Mr. Lai Man Yuk, a former officer and currently also a beneficial owner of the Company, represents mainly temporary cash advances to Mr. Lai by a subsidiary. Amount due to Mr. Lai represents cash advances from him to the Company and subsidiaries.  Details of the balances with Mr. Lai are as follows:

	June 30,	December 31,
	2006	2005
	US$	US$
	(unaudited)	(audited)

Amount due from Mr. Lai to:
Expert Network (Shenzhen) Limited	173,975	-
Hong Zhong Holdings Limited	-	24,229
	173,975	24,229

Amount due to Mr. Lai by:
China Expert Technology, Inc.	1,977	1,977
China Expert Network Company Limited	1,303,647	848,195
Hong Zhong Holdings Limited	30,648	-
	1,336,272	850,172

The above balances are interest free, unsecured and repayable within one year.

In 2004, a rental agreement was signed between Mr. Lai and the Company for leasing of the office premise at Shenzhen at a monthly rate of RMB91,677 (equivalent to US$11,117), which was determined by both parties with reference to the market rental.  The operating lease arrangements with expiry date in December 2006 are cancelable and rentals are paid on a monthly basis.  During the period ended June 30, 2006 and 2005, the Company paid rental fee amounted to US$68,796 and US$66,700, respectively, to Mr. Lai.

On March 22, 2005, the Company intended to acquire the ownership of Shenzhen Zhong Zhuo Technology Development Company Limited (“ZZTD”), a subcontractor of the Company, and ENS signed a letter of intent with ZZTD. Pursuant to the letter of intent, the Company placed a deposit of RMB30,000,000 to ZZTD. On March 1, 2006, being mutually agreed by the Company and ZZTD, an agreement has been made between both parties to rescind the letter of the intent dated March 22, 2005 and the acquisition was terminated. No penalty or compensation were agreed by both parties for the termination. ZZTD repaid the full deposit amount of RMB30,000,000 to the Company on March 3, 2006. Mr. Zhu Xiaoxin, the Chief Executive Officer of CXTI, being the Company’s representative and director of ZZTD, also holds 20% of the equity interest in ZZTD.  Effective as of May 25, 2006, Mr. Zhu disposed all his equity interest in ZZTD and resigned as director and legal representative of ZZTD.

Other balances with directors and shareholders are interest–free, unsecured with repayable on demand.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.

      PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	June 30,	December 31,
	2006	2005
	US$	US$
	(unaudited)

Prepaid contract costs	5,578,424	6,013,009
Deposit for acquisition of a subcontractor (Note 5)	-	3,717,380
Prepayments, deposits and other receivables	75,768	67,549
	5,654,192	9,797,938

Prepaid contract costs refer to the prepayments made to suppliers for the purchases of hardware on behalf of customers, and down-payment to subcontractors for system development. Prepayments are required during the start-up stage of each project, and no revenue and cost be recognized during this stage.

7.

      PREPAID EXPENSES

	June 30,	December 31,
	2006	2005
	US$	US$
	(Unaudited)

Consultancy fees	2,500,000	2,500,000
Fair value adjustment	950,000	-
	3,450,000	2,500,000
Amortization	(1,638,750)	(937,500)
	1,811,250	1,562,500
Less: Amount to be amortized within one year	(690,000)	(500,000)
	1,121,250	1,062,500

Prepaid expenses represent the aggregate fair value of the company’s common stock issued on February 18, 2004 in return for the consultancy works provided by certain consultants to the Company for the period from February 18, 2004 to February 17, 2009.  A fair value adjustment of US$950,000 is determined by reference to the closing price of the Company’s common stock of US$2.76 as quoted on the OTCBB at the June 30 2006. The prepaid expenses are amortized on a straight-line basis over the terms of the consulting agreements of five years.

Amortization for each of the period ended June 30, 2006 and 2005 was US$701,250 and US$250,000 respectively.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.

      PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2006	2005
	US$	US$
	(unaudited)

At cost:
Furniture, fixtures and office equipment	142,923	142,122
Computer equipment and software	183,483	180,400
Motor vehicles	99,588	98,919
Leasehold improvements	158,790	158,337
	584,784	579,778
Amortization	(561,374)	(550,779)
	23,410	28,999

Depreciation for each of the period ended June 30, 2006 and 2005 was US$8,077 and US$9,804 respectively.

9.

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

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.

CONVERTIBLE DEBENTURES (CONT’D)

On November 7, 2005, the Company issued a total of 2,309,269 shares of common stock to the Debenture holders following exercise of their election to convert a total of US$1,601,561 in principal amount of the Debentures plus accrued interest of US$3,111 to common stock.  The conversion price was US$0.694875 per share.

At June 30, 2006, the carrying amount of the Debentures was US$1,648,667, consisting of the face value of US$4,398,439, less unamortized debenture discount of US$2,749,772.  An amount of US$915,667 debenture discount was charged to interest expense for the period ended June 30, 2006. For the period ended June 30, 2006, the company recorded an expense of US$330,000 for the change in fair value of conversion features.

The fair value of conversion features as of June 30, 2006 and at the issue date October 31, 2005 was determined by using the Binomial model based on the following assumptions:

	June 30, 2006	October 31, 2005
Stock price	US$2.76	US$0.84
Stock volatility	122%	131%
Risk-free interest rate	5.01%	4.31%
Expected life or maturity	4 months	12 months
Expected dividend yield	--	--
Liquidity discount	30%	30%

There were legal and professional fees incurred in connection with the issuance of the Debentures amounting to US$453,707.  Legal and professional fees included the value of the issued warrants to the financial advisor and related legal and professional fees totally US$647,707 were recorded in deferred finance costs and amortized over the period of the Debentures.  Amortization of the deferred finance cost for the period ended June 30, 2006 was US$323,854.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.

NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share:

Three months ended Jun 30	Six months ended Jun 30

	2006	2005	2006	2005

Basic income per share
Income for the period	US$280,996	US$2,554,113	US$1,971,110	US$5,469,661

Weighted average common stock outstanding	27,944,425	24,414,679	27,665,665	24,414,679

Net income per share	US$0.01	US$0.10	US$0.07	US$0.22

Diluted income per share
Income for the period	US$280,996	US$2,554,113	US$1,971,110	US$5,469,661
Net interest impact of assumed conversion of convertible debentures	77,828	-	154,801	-

Net income	US$358,824	US$2,554,113	US$2,125,911	US$5,469,661

Weighted average common stock outstanding	27,944,425	24,414,679	27,665,665	24,414,679
Effect of dilutive securities:
Convertible debentures	2,620,692	-	2,697,601	-
Warrants	4,463,725	-	4,438,725	-

Weight average common stock outstanding	35,028,842	24,414,679	34,801,991	24,414,679

Net income per share	US$0.01	US$0.10	US$0.06	US$0.22

The computation of the shares above for the convertible debentures was based on the average market price of the Company’s common stock during the period.

At June 30, 2006, 2,156,862 potential common shares relating to warrants at the exercise price of US$3.06 per share excluded from the computations of diluted income per share because the exercise price was higher than average market price.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.

COMMITMENTS AND CONTINGENCIES

The Company is obligated under operating leases requiring minimum rentals as follows:

US$

Six months ending December 31, 2006	175,941
Year ending December 31, 2007	29,213
Total minimum lease payments	205,154

As at June 30, 2006, the Company has outstanding obligations under various subcontracting agreements with subcontractors in the amount of approximately US$13,018,677.  The Company does not have any minimum purchase obligations with these subcontractors.

The Company is aware of threatened litigation from First Montauk Securities Corp. with respect to a claim that US$660,000 is owed to First Montauk Securities Corp. by the Company under a Fee Agreement dated September 8, 2004. The Company believes that the claim is without merit and the Company intends to vigorously defend any future litigation with respect to this matter.

There are no other material commitments and contingencies.

12.

STOCKHOLDERS’ EQUITY

Common stock

On January 10, 2006, the Company issued 32,705 shares of its common stock to the debenture investors as the settlement of accrued interest.

On January 25, 2006, the Company issued 1,179,150 shares of its common stock to the consultant as a consultancy service in relation to the sourcing of a new e-government project. At issuance date, the market price was US$2.09 per share, and US$2,464,423 was be charged against income.

On January 25, 2006, the Company issued 800,000 shares of common stock to various employees who are identified by the Company as eligible to participate in the Stock Compensation Program which was adopted by the Company on January 20, 2006. At the issuance date, the market price was US$2.09 and employees’ benefit amounting to US$1,672,000 was charged against income.

On April 19, 2006, the Company issued 30,986 shares of its common stock to three out of five  debenture investors as the settlement of accrued interest.

On June 8, 2006, the Company issued 18,664 shares of its common stock to the remaining two debenture investors as the settlement of accrued interest.

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

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.

STOCKHOLDERS’ EQUITY (CONT’D)

Warrant (Cont’d)

The following is a summary of outstanding warrants at June 30, 2006.

	Exercise price	Shares issuable	Exercisable Period	Fair Value
	US$			US$
Short Term Warrants issued on October 31, 2005 in connection with issuance of convertible debentures	1.53	3,921,569	The earlier of 18 months from the date of a registration statement declared effective by the SEC or five years from their issuance	5,217,000

Long Term Warrants issued on October 31, 2005 in connection with issuance of convertible debentures	3.06	1,960,784	Five years from their issuance	3,062,000

Warrants issued on October 31, 2005 in return for legal and professional services in relation to issuance of convertible debentures	1.53	392,156	The earlier of 18 months from the date of a registration statement declared effective by the SEC or five years from their issuance	522,000

Warrants issued on October 31, 2005 in return for legal and professional services in relation to issuance of convertible debentures

Warrant issued on February 11, 2006 in return for provision of consultancy services

	3.06 1.08	196,078 150,000	Five years from their issuance Five years from their issuance	306,000 261,000

		6,620,587		9,368,000

For the period ended June 30, 2006, the Company recorded an expense of US$3,664,000 for the change in the fair value of warrants.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.

STOCKHOLDERS’ EQUITY (CONT’D)

Warrant (Cont’d)

The fair value of warrants as of June 30, 2006 and at various issue dates October 31, 2005 and February 11, 2006 was determined by using the Black-Scholes model based on the following assumptions:

	June 30, 2006	February 11, 2006	October 31, 2005
Stock price	US$2.76	US$2.40	US$0.84
Stock volatility	122%	131%	131%
Risk-free interest rate	5.23%-5.29%	4.45%	4.36%-4.45%
Expected life or maturity	18-55 months	60 months	18-60 months
Expected dividend yield	--	--	--
Liquidity discount	30%	30%	30%

13.

SUBSEQUENT EVENTS

On March 2, 2006, the Company’s subsidiary entered into a consulting agreement with an independent consultant for the sourcing and servicing of e-Government contracts throughout the People’s Republic of China.  In consideration of the sourcing services provided, the Company agreed to pay a commission at 15% of the estimated gross profit of the contracts referred to the Company.  On July 17, 2006, the Company issued 1,074,015 shares of the Company’s common stock to the consultant upon the receipt of certificate for commencement of works from Shishi city government.

On July 10, 2006, the Company’s subsidiary entered into an e-Government contract with Nan’an City Administrative Electronic Information Management Company Limited.  Pursuant to the contract, the Company's subsidiary will provide the feasibility analysis, design and implementation of the social security and insurance system, one card communication system and the e-Government application expansion program.  The value of the contract is RMB154,000,000.

On July 11, 2006, the Company issued 43,238 shares of its common stock to the debenture investors as the settlement of accrued interest.

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

Overview

For the six months ended June 30, 2006, the Company continued to be profitable, generating positive cash flows and building up the outstanding contracts on hand.

During the period, the Company has been awarded eight new e-Government contracts with a total contract sum of $113.3 Million, namely Jinjiang (4th Phase), Dehua (3rd and 4th Phases), Nanan (2nd Phase), Licheng, Shishi City, Yinzhou District Ningbo City and Dehua Unified Command System.  The Company has also commenced the application training and system maintenance services for Jinjiang e-Government system.

At present, there are twelve outstanding contracts on hand with a total sum of $125.7 Million, the Company will continue to work on all these projects and also expects to sign additional new contracts in the remainder of 2006.

The following is a summary of the projects on hand as of June 30, 2006 (in $Million):

Projects	Tentative Start Date	Target Completion Date	Contract Sum	Recognized in 2003	Recognized in 2004	Recognized in 2005	Recognized in 2006 Q1	Recognized in 2006 Q2	O/S Contract Sum
Jinjiang (1st Phase)	Apr 03	Jan 05	24.7	4.7	17.8	2.2	--	--	--
Jinjiang (2nd Phase)	May 05	Aug 06	9.9	--	--	7.9	2	--	--
Jinjiang (3rd Phase)	May 05	Aug 06	12.5	--	--	6.7	2.5	2.6	0.7
Jinjiang (4th Phase)	Jan 06	Oct 06	5.4	--	--	--	1.6	1.6	2.2
Jinjiang System & Application Training	Feb 06	Nov 06	1.7	--	--	--	0.3	0.6	0.8
Jinjiang System Maint.	Feb 06	Jan 09	3.8	--	--	--	0.2	0.3	3.2
Dehua (1st Phase)	Apr 04	Aug 06	15.6	--	8.9	6.7	--	0.1	--
Dehua (2nd Phase)	Jan 05	Nov 05	11.8	--	--	11.8	--	--	--
Dehua (3rd Phase)	Jan 06	Jun 07	9.2	--	--	--	1.6	0.9	6.7
Dehua (4th Phase)	Mar 06	Dec 06	11.3	--	--	--	1.1	2.3	7.9
Nan’an (1st Phase)	Aug 05	Mar 07	13.1	--	--	--	3.9	3.5	5.7
Nan’an (2nd Phase)	Aug 06	Jul 07	18.3	--	--	--	--	--	18.3
Huian	Jan 06	Jul 08	14.5	--	--	--	1.2	1.6	11.7
Licheng	Nov 06	Oct 09	31.2	--	--	--	--	--	31.2
Shishi City	Oct 06	Sep 09	37	--	--	--	--	--	37
Yinzhou District Ningbo City (design & plan)	Apr 06	Oct 06	0.3	--	--	--	--	--	0.3
Jinjiang Unified Command System	Nov 05	Mar 06	0.6	--	--	--	0.6	--	--
Dehua Unified Command System	Mar 06	Jul 06	0.6	--	--	--	--	0.6	--
Total			221.5	4.7	26.7	35.3	15.1	14.1	125.7

Remarks: Tentative start date and target completion date may vary from the original contract terms.  Contract sum are net of PRC business tax and excluding hardware purchased on behalf of customers

The Company believes that these on going projects will generate sufficient revenue and cash flows for the future operation of the Company.  At present, almost all e-Government contracts are within Fujian province in China (except for Yinzhou District Ningbo City contract), the Company will continue to explore new e-Government business opportunities in other provinces of China as well.

Results of Operations

The Company’s financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

3 months ended June 30	6 months ended June 30

	2006	2005	2006	2005

Revenue	100%	100%	100%	100%
Cost of Revenue	48.40%	56.62%	48.44%	54.93%

Gross Profit	51.60%	43.38%	51.56%	45.07%
Advertising and marketing expenses	0.15%	--	8.51%	--
General and administrative expenses	5.92%	3.59%	9.86%	3.45%
Amortization of intangible assets	--	1.16%	--	1.13%
Interest expenses and finance costs	8.79%	--	5.13%	--
Change in fair value of derivatives	27.15%	--	13.68%	--

Income before income tax	9.72%	38.57%	14.47%	40.45%

Income tax expenses	7.73%	7.90%	7.72%	8.29%

Net Income	1.99%	30.67%	6.75%	32.16%

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

REVENUE.  Revenue was $14,085,672 for the three months ended June 30, 2006 as compared to $8,327,038 for the three months ended June 30, 2005.  The increase in revenue is attributable to the commencement of several new projects, namely Jinjiang (4th Phase), Dehua (3rd and 4th Phases), Nan’an (1st Phase) and Huian.  94% of the revenue for the period was derived from the deployment of e-Government projects, and the rest was income derived from provision of application training and system maintenance.

COST OF REVENUE.  Cost of revenue was $6,817,461 for the three months ended June 30, 2006 as compared to $4,714,908 for the three months ended June 30, 2005.  Such increase in cost of revenue is associated with increased revenue.  As a percentage of revenue, cost of revenue was 48.40% for the three months ended June 30, 2006 as compared to 56.62% for the three months ended June 30, 2005.  Gross profit was $7,268,211 for the three months ended June 30, 2006 as compared to $3,612,130 for the three months ended June 30, 2005.  As a percentage of revenue, gross profit increased to 51.60% for the three months ended June 30, 2006 from 43.38% for the three months ended June 30, 2005.  The increase in gross profit percentage was a result of reduced proportion of subcontracted work, by means of better utilization of the Company’s own work force to deliver the services, especially in the areas of training and system maintenance.

ADVERTISING AND MARKETING EXPENSES.  Advertising and marketing expenses were $20,727 for the three months ended June 30, 2006 and no such expenses was incurred for the three months ended June 30, 2005.  As a percentage of revenue, advertising and marketing expenses was 0.15% for the three months ended June 30, 2006.  Such expenses represented the fees paid to an investor relation firm that was engaged since May 2006, and expenses incurred for the Company’s press releases.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses were $833,643 for the three months ended June 30, 2006 as compared to $298,654 for the three months ended June 30, 2005.  As a percentage of revenue, general and administrative expenses increased from 3.59% for the three months ended June 30, 2005 to 5.92% for the three months ended June 30, 2006.  The increase in general and administrative expenses for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, is the result of increases in the following expense categories:

Increase in amortization of prepaid expenses	$451,250
Increase in legal and professional fees	31,222
Increase in payroll expenses	30,604
Increase in audit fees	26,109
Others	(4,196)
Total increases in general and administrative expenses	$534,989

Prepaid expenses represent the fair value of the Company’s common stock issued on February 18, 2004 in return for the consultancy works to be provided by certain consultants to the Company for the period from February 18, 2004 to February 17, 2009.  A fair value adjustment of $950,000 is determined by reference to the closing price of the Company’s common stock of $2.76 as quoted on the OTCBB as of June 30, 2006.  Such an increase in the fair value has resulted in an increase in amortization of prepaid expenses.

Increases in legal and professional fees, payroll expenses and audit fees, were result of additional manpower and resources incurred by the Company for the issuance of convertible debentures and the related registration process.

INTEREST EXPENSES AND FINANCE COSTS.   Interest expenses and finance costs were $1,238,022 for the three months ended June 30, 2006 and no such expenses was incurred for the three months ended June 30, 2005.  Such expenses represented an amortization of debenture discount of $894,298, an amortization of deferred financing costs of $161,927 with regard to the issuance of debentures, and the debenture interest of $181,797 charged for the three months ended June 30, 2006.  All these expenses were related to the $6,000,000 7% convertible debentures that were issued in October 2005.

CHANGE IN FAIR VALUE OF DERIVATIVES.  Change in fair value of derivatives was $3,824,000 for the three months ended June 30, 2006 and no such expense was incurred for the three months ended June 30, 2005.  The Company accounts for all freestanding warrants to purchase the Company’s common stock as well as embedded conversion features that have been bifurcated from the convertible debentures at fair value and marked-to-market at each reporting period, with the adjustments of fair value reflected on the statements of income.  For the three months ended June 30, 2006 the change in fair value of warrants was an expense of $3,154,000 and the change in fair value of embedded conversion features was an expense of $670,000.  The increase in fair values of warrants and embedded conversion features was due to the increase in the closing price of the Company’s common stock from $1.93 as of March 31, 2006 to $2.76 as of June 30, 2006.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.  Income before income tax was $1,369,163 for the three months ended June 30, 2006 compared to $3,211,693 for the three months ended June 30, 2005.  As a percentage of revenue, income before income tax decreased from 38.57% for the three months ended June 30, 2005 to 9.72% for the three months ended June 30, 2006.  The significant increases in revenue and gross profit generated from on-going and new projects have been offset by the change in fair value of derivatives.

Income tax expense was $1,088,167 for the three months ended June 30, 2006 compared to $657,580 for the three months ended June 30, 2005.  This increase was due to the increase in taxable profit of Expert Network Shenzhen, which led to a higher PRC enterprises income tax being levied.

NET INCOME.  Net income was $280,996 for the three months ended June 30, 2006 as compared to $2,554,113 for the three months ended June 30, 2005.  As a percentage of revenue, net income was 1.99% for the three months ended June 30, 2006 as compared to 30.67% for the three months ended June 30, 2005.  Such decrease in net income as a percentage of revenue was largely due to the change in fair value of derivatives that resulted in an expense of $3,824,000.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

REVENUE.  Revenue was $29,193,851 for the six months ended June 30, 2006 as compared to $17,009,596 for the six months ended June 30, 2005.  The increase in revenue is attributable to the commencement of several new projects, namely Jinjiang (4th Phase), Dehua (3rd and 4th Phases), Nan’an (1st Phase) and Huian.  95% of the revenue for the period was derived from the deployment of e-Government projects, and the rest was income derived from provision of application training and system maintenance.

COST OF REVENUE.  Cost of revenue was $14,140,042 for the six months ended June 30, 2006 as compared to $9,343,586 for the six months ended June 30, 2005.  Such increase in cost of revenue is associated with increased revenue.  As a percentage of revenue, cost of revenue was 48.44% for the six months ended June 30, 2006 as compared to 54.93% for the six months ended June 30, 2005.  Gross profit was $15,053,809 for the six months ended June 30, 2006 as compared to $7,666,010 for the six months ended June 30, 2005.  As a percentage of revenue, gross profit increased to 51.56% for the six months ended June 30, 2006 from 45.07% for the six months ended June 30, 2005.  The increase in gross profit percentage was a result of reduced proportion of subcontracted work, by means of better utilization of the Company’s own work force to deliver the services, especially in the areas of training and system maintenance.

ADVERTISING AND MARKETING EXPENSES.  Advertising and marketing expenses were $2,485,627 for the six months ended June 30, 2006 and no such expenses were incurred for the six months ended June 30, 2005.  As a percentage of revenue, advertising and marketing expenses was 8.51% for the six months ended June 30, 2006.  Such expenses included a fee of $2,464,423 paid in terms of 1,179,150 shares of the Company’s common stock issued to an independent consultant for sourcing of the Licheng city e-Government contract, the fees paid to an investor relation firm that was engaged since May 2006 and expenses incurred for the Company’s press releases.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses were $2,878,015 for the six months ended June 30, 2006 as compared to $586,832 for the six months ended June 30, 2005.  As a percentage of revenue, general and administrative expenses increased from 3.45% for the six months ended June 30, 2005 to 9.86% for the six months ended June 30, 2006.  The increase in general and administrative expenses for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, is the result of increases in the following expense categories:

Employees’ benefits compensated by issuance of common stock	$1,672,000
Increase in amortization of prepaid expenses	451,250
Increase in audit fees	55,489
Increase in payroll expenses	51,486
Increase in legal and professional fees	46,262
Others	14,696
Total increases in general and administrative expenses	$2,291,183

Employees’ benefits compensated by issuance of common stock was $1,672,000 for the six months ended June 30, 2006 and no such expenses were incurred for the six months ended June 30, 2005.  It represented the fair value of 800,000 shares of common stock of the Company issued on January 25, 2006 according to the Stock Compensation Program.  The purpose of the program is to attract and retain key employees for the Company.

Prepaid expenses represent the fair value of the Company’s common stock issued on February 18, 2004 in return for the consultancy works to be provided by certain consultants to the Company for the period from February 18, 2004 to February 17, 2009.  A fair value adjustment of $950,000 is determined by reference to the closing price of the Company’s common stock of $2.76 as quoted on the OTCBB as of June 30, 2006.  Such an increase in the fair value has resulted in an increase in amortization of prepaid expenses.

Increases in audit fees, payroll expenses and legal and professional fees, were result of additional manpower and resources incurred by the Company for the issuance of convertible debentures and the related registration process.

INTEREST EXPENSES AND FINANCE COSTS.   Interest expenses and finance costs were $1,498,291 for the six months ended June 30, 2006 and no such expenses were incurred for the six months ended June 30, 2005.  Such expenses represented an amortization of debenture discount of $915,667, an amortization of deferred financing costs of $323,854 with regard to the issuance of debentures, and the debenture interest of $258,770 charged for the six months ended June 30, 2006.  All these expenses were related to the $6,000,000 7% convertible debentures that were issued in October 2005.

CHANGE IN FAIR VALUE OF DERIVATIVES.  Change in fair value of derivatives was $3,994,000 for the six months ended June 30, 2006 and no such expense was incurred for the six months ended June 30, 2005.  The Company accounts for all freestanding warrants to purchase the Company’s common stock as well as embedded conversion features that have been bifurcated from the convertible debentures at fair value and marked-to-market at each reporting period, with the adjustments of fair value reflected on the statements of income.  For the six months ended June 30, 2006 the change in fair value of warrants was an expense of $3,664,000 and the change in fair value of embedded conversion features was an expense of $330,000.  The increase in fair values of warrants and embedded conversion features was due to the increase in the closing price of the Company’s common stock from $1.81 as of December 30, 2005 to $2.76 as of June 30, 2006.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.  Income before income tax was $4,224,440 for the six months ended June 30, 2006 compared to $6,880,368 for the six months ended June 30, 2005.  As a percentage of revenue, income before income tax decreased from 40.45% for the six months ended June 30, 2005 to 14.47% for the six months ended June 30, 2006.  The significant increases in revenue and gross profit generated from on-going and new projects have been substantially offset by the change in fair value of derivatives of $3,994,000, the fee paid to an independent consultant for sourcing of the Licheng city e-Government contract of $2,464,423, and the employees’ benefits compensated by issuance of common stock of $1,672,000.

Income tax expense was $2,253,330 for the six months ended June 30, 2006 compared to $1,410,707 for the six months ended June 30, 2005.  This increase was due to the increase in taxable profit of Expert Network Shenzhen, which led to a higher PRC enterprises income tax being levied.

NET INCOME.  Net income was $1,971,110 for the six months ended June 30, 2006 as compared to $5,469,661 for the six months ended June 30, 2005.  As a percentage of revenue, net income was 6.75% for the six months ended June 30, 2006 as compared to 32.16% for the six months ended June 30, 2005.  Such decrease in net income as a percentage of revenue was mainly due to the change in fair value of derivatives, the fee paid for sourcing of the Licheng contract, and the employees’ benefits compensated by issuance of common stock.

Liquidity and Capital Resources

As of June 30, 2006, the Company had $13,009,519 of cash and cash equivalents on hand as compared to $7,326,595 as of December 31, 2005, representing an increase of $5,682,924 during the six months period.  As of June 30, 2005, the Company had $3,767,797 of cash and cash equivalents on hand.

The net cash provided by operating activities amounted to $1,534,109 for the six months period, with net income of $1,971,110 and by adjusting back those non-cash items such as losses on change in fair value of derivatives of $3,994,000, expenses compensated by common stock of $2,464,423, employees’ compensation by common stock of $1,672,000, interest expenses and finance costs of $1,498,291 and amortization of prepaid expenses of $701,250, which were offset by an increase in accounts receivable of $9,799,546 and an increase in cost and estimated earnings in excess of billings by $2,476,822.  The Company required additional working capital in terms of accounts receivable and in cost and estimated earnings in excess of billings mainly because of the commencement of several new projects during this period, namely Jinjiang (4th Phase), Dehua (3rd and 4th Phases), Nan’an (1st Phase) and Huian, as revenue was recognized in excess of billings and majority of the billings was near the end of the period.

The net cash provided by investing activities amounted to $3,714,909, and it mainly represented the refund of deposit  for acquisition of Shenzhen Zhong Zhuo Technology Development Company Limited (“ZZTD”), a subcontractor of the Company for $3,717,380.  The Company had mutually agreed with ZZTD not to proceed with the acquisition and the full deposit amount was refunded to the Company on March 3, 2006.

The net cash generated from financing activities amounted to $338,706 for the six months period.  It mainly represented the cash advances from a former officer of $698,643 offset by the repayments to the same of $359,819.

The Company anticipates that the existing cash and cash equivalents on hand, together with the cash flows generated from the existing projects will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the remainder of 2006.  Regarding the convertible debentures to be matured in October 2006, the Company anticipates that the debentures will likely be converted into the Company’s common stock by the debenture holders.  Otherwise, the Company will ensure that it has sufficient cash to pay off the debentures at maturity.  In the event that the Company signs up and commences new contracts, additional financing may be required but there is no assurance that the Company will be able to obtain such additional financing, or on acceptable terms to it.

Contractual and Other Obligations

The following table sets forth the Company’s contractual obligations under operating leases and purchase obligations under subcontracting agreements with subcontractors as of June 30, 2006:

Payments due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$ 205,154	$ 205,154	--	--	--
Purchase Obligations	13,018,677	13,018,677	--	--	--
Convertible debentures	4,398,439	4,398,439	--	--	--
Total	17,622,270	17,622,270	--	--	--

Operating lease obligations consist of operating lease agreements for the Company’s office in Hong Kong, the two offices and various staff quarters in China, and for the rental of a motor vehicle in China.  The leases have remaining terms ranging from six to nine months.

Purchase obligations consist of outstanding obligations under various subcontracting agreements with subcontractors.  The Company does not have any minimum purchase obligations with these subcontractors.

Off-Balance Sheet Arrangements

As of June 30, 2006 the Company does not have any outstanding off-balance sheet arrangements, interest rate swap transactions or foreign currency forward contracts.

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

Revenue recognition

The Company enters into long-term fixed-price contracts to provide system integration services, namely to design and develop customer specific information technology systems.  Revenue is recognized under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.

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

There is a one-year warranty period provision in the contract by which the Company has to provide one-year free of charge maintenance to the customers after the completion of the contract.  5% of total contract sum is therefore withheld and will be settled by the customer upon the expiry of the warranty period.  The Company recognizes this associated portion of retention money as revenue upon completion of the projects as the Company considers the provision of maintenance costs under the warranty period can be reliably estimated.  Based on the past history of the maintenance costs incurred, the Company estimated the maintenance costs provision is insignificant.

Revenues for consultancy services, agency services, maintenances services and other services are recognized as work is performed and amounts are earned in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements” as amended by SAB No. 104 “Revenue Recognition¡¨.  We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. For contracts with fees based on time-and-materials or cost-plus, we recognize revenue over the period of performance.

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

Valuation of Derivatives

The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  These non-hedging contracts accounted for in accordance with EITF 00-19 include freestanding warrants to purchase the Company’s common stock as well as embedded conversion features that have been bifurcated from the host contract in accordance with the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting period, with such adjustments reflected in the line item of change in valuation of derivative as other income/(expenses) on the statements of income.

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

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“ EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The company is currently evaluating the provisions of EITF 06-3.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The company is currently evaluating the provisions of FIN 48.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The Company’s operating subsidiary is located in China.  The subsidiary purchases all products and renders services in China, and receives payment from customers in China using Chinese Renminbi (“RMB”) as the functional currency.  There is no assurance that the RMB-to-USD exchange rates will remain stable.  In July 2005, the Chinese Government has announced a revaluation of the RMB by 2% and adopted a new currencies policy, and since then the RMB has appreciated in value as compared to US dollar.  As a result of the appreciation of RMB as compared to US dollar, for the six months ended June 30, 2006 we recognized a foreign currency translation gain of $323,751 that was reported as other comprehensive income.  The Company has not entered into any hedging transactions in an effort to reduce its exposure to foreign exchange risk.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006, have concluded that, as of June 30, 2006 (the “Evaluation Date”), the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act.  There were no changes in the Company’s internal controls during the period or in other factors that could affect the internal controls subsequent to the Evaluation Date.

align=justify>

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

CHINA EXPERT TECHNOLOGY, INC.

By: /s/

Zhu Xiaoxin

Chief Executive Officer, President and Director

Date:  August 14, 2006

By: /s/ Huang Tao

Chairman and Director

Date:  August 14, 2006

By: /s/

Fu Wan Chung, Simon

Chief Financial Officer and Director

Date:  August 14, 2006