Form 10-Q
period 2006-09-30
CHINA EXPERT TECHNOLOGY, INC.
filed 2006-11-14
CIK 1039726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ____ No ___ N/A

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  At September 30, 2006: 29,081,754 shares were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the nine months ended September 30, 2006, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

CHINA EXPERT TECHNOLOGY, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pages

Condensed consolidated balance sheets

4

Condensed consolidated statements of income and comprehensive income

5

Condensed consolidated statements of cash flows

6-7

Notes to condensed consolidated financial statements

8-24

CHINA EXPERT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	US$	US$
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	22,514,392	7,326,595
Account receivables, net of allowance for doubtful accounts of nil and nil at September 30, 2006 and December 31, 2005, respectively	21,534,562	15,423,852
Cost and estimated earnings in excess of billings	5,283,857	1,082,969
Amount due from a director	-	609
Amount due from a former officer	998,552	24,229
Prepayments, deposits and other receivables	6,233,353	9,797,938
Deferred finance costs	53,976	539,756
Current portion of prepaid expenses	625,000	500,000
Total current assets	57,243,692	34,695,948

Property and equipment, net	19,558	28,999
Prepaid expenses	859,375	1,062,500
Total assets	58,122,625	35,787,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	787,270	644,470
Accrued payroll and employees’ benefits	46,588	49,115
Other payables and accruals	327,300	687,837
Provision for liquidated damages	960,000	-
Amount due to a director	96,674	97,115
Amount due to a former officer	1,539,263	850,172
Amount due to shareholders	-	730
Income taxes payable	1,519,227	1,514,217
PRC business tax payable	1,522,825	641,793
Deferred tax liabilities	-	97,783
Convertible debentures, net of discount of US$795,292 and US$3,665,439 at September 30, 2006 and December 31, 2005, respectively	3,603,147	733,000
Embedded derivatives	2,429,000	3,631,000
Warrants	7,013,000	5,532,000
Total current liabilities	19,844,294	14,479,232

Stockholders’ equity
Common stock, par value US$0.001, authorized 200,000,000 shares; issued and outstanding September 30, 2006: 29,081,754 shares; December 31, 2005: 25,902,996 shares	29,082	25,903
Additional paid-in capital	20,162,714	12,101,755
Accumulated other comprehensive income	1,303,408	450,641
Retained earnings	16,783,127	8,729,916
Total stockholders’ equity	38,278,331	21,308,215

Total liabilities and stockholders’ equity	58,122,625	35,787,447

See the accompanying notes to condensed consolidated financial statements.

CHINA EXPERT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$
Revenue	19,448,940	9,029,867	48,642,791	26,039,463
Cost of revenue	(9,339,055)	(4,942,107)	(23,479,097)	(14,285,693)
Gross profit	10,109,885	4,087,760	25,163,694	11,753,770

Advertising and marketing expenses	(3,027,659)	(623,578)	(5,513,286)	(623,578)
Depreciation and amortization	(3,839)	(4,340)	(11,916)	(14,144)
General and administrative expenses	(1,173,881)	(570,683)	(4,051,896)	(1,157,333)
Intangible assets amortization	-	(96,401)	-	(289,203)
Income from operations	5,904,506	2,792,758	15,586,596	9,669,512

Other income (expenses)
Interest income	29,079	6,142	63,720	15,977
Change in fair value of derivatives	3,887,000	-	(107,000)	-
Interest expenses and finance costs	(2,220,444)	-	(3,718,735)	-
Other expenses	-	-	-	(6,221)
Income before income tax	7,600,141	2,798,900	11,824,581	9,679,268
Income tax expense	(1,518,040)	(335,216)	(3,771,370)	(1,745,923)
Net income	6,082,101	2,463,684	8,053,211	7,933,345

Other comprehensive income
Foreign currency translation adjustment	529,017	422,424	852,767	422,424
Comprehensive income	6,611,118	2,886,108	8,905,978	8,355,769

Net income per share
- basic	US$0.21	US$0.10	US$0.29	US$0.33
- diluted	US$0.15	US$0.10	US$0.23	US$0.33

Weighted average common stock Outstanding
- basic	28,890,269	23,593,727	28,078,352	24,141,028
- diluted	30,786,765	23,593,727	28,726,783	24,141,028

See the accompanying notes to condensed consolidated financial statements

CHINA EXPERT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:	US$	US$
Net income	8,053,211	7,933,345
Adjustments to reconcile net income to net cash provided by
operating activities:
Intangible assets amortization	-	289,203
Amortization of prepaid expenses	703,125	375,000
Depreciation and amortization	11,916	14,144
Deferred tax assets/liabilities	(99,780)	271,758
Expenses compensated by common stock	5,460,924	623,578
Interest expenses and finance cost	3,718,735	-
Losses on change in fair value of derivatives	107,000	-
Employees’ compensation by common stock	1,672,000	-
Provision for liquidated damages	960,000	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,773,632)	946,970
Increase in costs and estimated earnings in excess of
billings on uncompleted contract	(4,200,888)	(11,263,660)
Decrease in prepayment, deposits and
other receivables	46,502	491,044
Increase (decrease) in accounts payable	129,640	(67,606)
(Decrease) in accrued payroll and employees’ benefits	(2,527)	-
Decrease in other payable and accruals	(225,832)	(127,953)
Increase in PRC business tax	867,926	81,381
Decrease in income taxes payable	(22,126)	(1,291,544)
Net cash provided by (used in) operating activities	11,406,194	(1,724,340)
Cash flows from investing activities:
Purchase of property and equipment	(2,472)	(24,549)
Refund of deposit for acquisition of subcontractor	3,717,380	-
Net cash provided by (used in) investing activities	3,714,908	(24,549)
Cash flows from financing activities:
Repayment (to) from shareholder	(730)	3,471
Repayment from directors	612	3,031,479
Advance from a former officer	1,028,573	1,808,145
Repayment (to) a former officer	(1,308,839)	(1,001,028)
Net cash (used in) provided by financing activities	(280,384)	3,842,067

CHINA EXPERT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)
	US$	US$
Effect of exchange rate changes	347,079	422,424
Net increase in cash and cash equivalents	15,187,797	2,515,602
Cash and cash equivalents, beginning of period	7,326,595	3,265,318
Cash and cash equivalents, end of period	22,514,392	5,780,920

Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	-	-
Income tax	3,782,018	3,037,504

Supplementary disclosure of significant non-cash transactions
Issuance of common stock for employees’ compensation	1,672,000	-
Issuance of common stock in return for settlement of
annual interest	306,750	-
Issuance of common stock in return for advertising and
marketing expenses	5,460,925	623,578
Issuance of warrants in return for settlement of legal and
professional services	172,000	-

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three and nine months ended September 30, 2006 have been made.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended December 31, 2005.  The Company follows the same accounting policies in preparation of interim reports.

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

Revenue recognition

Majority of the Company’s revenue was derived from the provision of system integration services for establishment of e-government information system and network to local government bodies of Fujian Province.  The system integration services contracts are fixed price and under long-term arrangements. Furthermore, an insignificant portion of the Company’s revenue was derived from the provision of maintenance services to local government body.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Advertising and marketing expenses

Advertising and marketing expenses, which are charged to income statement as incurred, were US$5,513,286 and US$623,578 for the period ended September 30, 2006 and 2005, respectively.

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

For financial reporting purposes, RMB has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated at the exchange rate in effect at period end dates. Income statement accounts are translated at the average rate of exchange prevailing for each of the periods.  Translation adjustments arising from the use of different exchange rate from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”.  Gains and losses resulting from foreign currency translations are included in other comprehensive income.  The exchange rate between the RMB and the US$ and used for the period ended September 30, 2006 and 2005 were RMB7.9087 to US$1.00 and RMB8.2468 to US$1.00, respectively.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company adopted the market price of common stock at issuance date to determine the fair value of common stock issued to employees as compensation. The Company did not grant any options during the period ended September 30, 2006 and 2005.

The Company adopted the China Expert Technology, Inc. Stock Compensation Program (the “Program”) and reserved up to 800,000 shares of common stock for issuance under the Program. The purpose of the Program is to attract and retain key employees, consultants and other persons, and to provide such key individuals with an additional incentive to contribute to the success of the Company.

During the period ended September 30, 2006, the Company issued 800,000 shares of common stock to employees as a compensation for services. The issued shares are unrestricted and transferable at issuance. At issuance date, the market price of common stock was US$2.09 per share and all the related employees’ benefit amounted to US$1,672,000 was recorded in general and administrative expense.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company is currently assessing the impact of SFAS No. 155 on its consolidated financial position and results of operations.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“ EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The adoption of EITF 06-3 does not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 does not have a material impact on the Company’s financial position, results of operations or cash flows.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements (Cont’d)

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company is currently evaluating the impact, if any, of adopting the provisions of SAB 108 on its consolidated financial position and results of operations.

4.

COST AND ESTIMATED EARNINGS IN EXCESS OF

BILLINGS ON UNCOMPLETED CONTRACTS

	September 30,	December 31,
	2006	2005
	US$	US$
	(unaudited)

Costs and estimated earnings to date	120,487,372	71,844,581
Less: Billings	(115,203,515)	(70,761,612)
	5,283,857	1,082,969

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.

RELATED PARTY TRANSACTIONS

As of September 30, 2006 amount due from Mr. Lai Man Yuk, a former officer and currently also a beneficial owner of the Company, represents mainly temporary cash advances to Mr. Lai by a subsidiary. Amount due to Mr. Lai represents cash advances from him to the Company and subsidiaries.  Details of the balances with Mr. Lai are as follows:

	September 30,	December 31,
	2006	2005
	US$	US$
	(unaudited)	(audited)

Amount due from Mr. Lai to:
Expert Network (Shenzhen) Limited	998,552	-
Hong Zhong Holdings Limited	-	24,229
	998,552	24,229

Amount due to Mr. Lai by:
China Expert Technology, Inc.	1,977	1,977
China Expert Network Company Limited	1,476,638	848,195
Hong Zhong Holdings Limited	60,648	-
	1,539,263	850,172

The above balances are interest free, unsecured and repayable within one year.

In 2004, a rental agreement was signed between Mr. Lai and the Company for leasing of the office premise at Shenzhen at a monthly rate of RMB91,677 (equivalent to US$11,117), which was determined by both parties with reference to the market rental.  The operating lease arrangements with expiry date in December 2006 are cancelable and rentals are paid on a monthly basis.  During the period ended September 30, 2006 and 2005, the Company paid rental fee amounted to US$104,327 and US$100,053, respectively, to Mr. Lai.

On March 22, 2005, the Company intended to acquire the ownership of Shenzhen Zhong Zhuo Technology Development Company Limited (“ZZTD”), a subcontractor of the Company, and ENS signed a letter of intent with ZZTD. Pursuant to the letter of intent, the Company placed a deposit of RMB 30,000,000 to ZZTD. On March 1, 2006, being mutually agreed by the Company and ZZTD, an agreement has been made between both parties to rescind the letter of the intent dated March 22, 2005 and the acquisition was terminated. No penalty or compensation was agreed to by both parties for the termination. ZZTD repaid the full deposit amount of RMB 30,000,000 to the Company on March 3, 2006. Mr. Zhu Xiaoxin, the Chief Executive Officer of CXTI, being the Company’s representative and director of ZZTD, also holds 20% of the equity interest in ZZTD.  Effective as of May 25, 2006, Mr. Zhu disposed all his equity interest in ZZTD and resigned as director and legal representative of ZZTD.

Other balances with directors and shareholders are interest–free, unsecured with repayable on demand.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.

      PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	September 30,	December 31,
	2006	2005
	US$	US$
	(unaudited)

Prepaid contract costs	6,188,154	6,013,009
Deposit for acquisition of a subcontractor (Note 5)	-	3,717,380
Prepayments, deposits and other receivables	45,199	67,549
	6,233,353	9,797,938

Prepaid contract costs refer to the prepayments made to suppliers for the purchases of hardware on behalf of customers, and down-payment to subcontractors for system development. Prepayments are required during the start-up stage of each project, and no revenue and cost be recognized during this stage.

7.

      PREPAID EXPENSES

	September 30,	December 31,
	2006	2005
	US$	US$
	(Unaudited)

Consultancy fees	2,500,000	2,500,000
Fair value adjustment	625,000	-
	3,125,000	2,500,000
Amortization	(1,640,625)	(937,500)
	1,484,375	1,562,500
Less: Amount to be amortized within one year	(625,000)	(500,000)
	859,375	1,062,500

Prepaid expenses represent the aggregate fair value of the company’s common stock issued on February 18, 2004 in return for the consultancy works provided by certain consultants to the Company for the period from February 18, 2004 to February 17, 2009.  A fair value adjustment of US$625,000 is determined by reference to the closing price of the Company’s common stock of US$2.50 as quoted on the OTCBB at the September 30, 2006. The prepaid expenses are amortized on a straight-line basis over the terms of the consulting agreements of five years.

Amortization for each of the period ended September 30, 2006 and 2005 was US$703,125 and US$375,000 respectively.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.

      PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2006	2005
	US$	US$
	(unaudited)

At cost:
Furniture, fixtures and office equipment	143,427	142,122
Computer equipment and software	184,506	180,400
Motor vehicles	100,359	98,919
Leasehold improvements	159,231	158,337
	587,523	579,778
Amortization	(567,965)	(550,779)
	19,558	28,999

Depreciation for each of the period ended September 30, 2006 and 2005 was US$11,916 and US$14,144 respectively.

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

At September 30, 2006, the carrying amount of the Debentures was US$3,603,147, consisting of the face value of US$4,398,439, less unamortized debenture discount of US$795,292.  An amount of US$2,870,147 debenture discount was charged to interest expense for the period ended September 30, 2006. For the period ended September 30, 2006, the company recorded an income of US$1,202,000 for the change in fair value of conversion features.

The fair value of conversion features as of September 30, 2006 and at the issue date October 31, 2005 was determined by using the Binomial model based on the following assumptions:

	September 30, 2006	October 31, 2005
Stock price	US$2.50	US$0.84
Stock volatility	90.7%	131%
Risk-free interest rate	4.44%	4.31%
Expected life or maturity	1 month	12 months
Expected dividend yield	--	--
Liquidity discount	30%	30%

There were legal and professional fees incurred in connection with the issuance of the Debentures amounting to US$453,707.  Legal and professional fees included the value of the issued warrants to the financial advisor and related legal and professional fees totally US$647,707 were recorded in deferred finance costs and amortized over the period of the Debentures.  Amortization of the deferred finance cost for the period ended September 30, 2006 was US$485,780.

On October 31, 2006, an Amendment and Waiver Agreement has been signed with the Debenture holders to amend certain terms of the existing Debentures.  As part of this agreement, the parties agreed to fix the conversion price of the remaining outstanding Debentures at US$1.80 per share, which is the maximum conversion price associated with the initial deal.  The Company agreed to give the Debenture holders the right to extend the due date of the remaining outstanding Debentures for a period of six months, from October 31, 2006 to April 30, 2007.

Under the terms of the agreement, the Company agreed to issue a total of 613,815 restricted shares to the Debenture holders in payment of liquidated damages due under the original terms of the Debentures as a result of its failure to have its registration statement declared effective within 200 days of the original closing date of the Debenture transaction.  The Debenture holders have agreed to waive any other prior and future right to claim additional liquidated damages as a result of failure to have the registration statement declared effective, and have agreed to waive payment of interest on the outstanding Debentures during the six month extension period.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.

NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share:

	Three months ended Sept 30		Nine months ended Sept 30
	2006	2005	2006	2005

Basic income per share
Income for the period	US$6,082,101	US$2,463,684	US$8,053,211	US$7,933,345

Weighted average common stock outstanding	28,890,269	23,593,727	28,078,352	24,141,028

Net income per share	US$0.21	US$0.10	US$0.29	US$0.33

Diluted income per share
Income for the period	US$6,082,101	US$2,463,684	US$8,053,211	US$7,933,345
Change in fair value of warrants	(1,394,473)	-	(1,384,571)	-

Net income	US$4,687,628	US$2,463,684	US$6,668,640	US$7,933,345

Weighted average common stock outstanding	28,890,269	23,593,727	28,078,352	24,141,028
Effect of dilutive securities:
Warrants	1,896,496	-	648,431	-

Weight average common stock outstanding	30,786,765	23,593,727	28,726,783	24,141,028

Net income per share	US$0.15	US$0.10	US$0.23	US$0.33

At September 30, 2006, 2,156,862 potential common shares relating to warrants at the exercise price of US$3.06 per share excluded from the computations of diluted income per share because the exercise price was higher than average market price.

At September 30, 2006, 2,519,044 potential common shares relating to convertible debentures excluded from the computations of diluted income per share because they are anti-dilutive.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.

COMMITMENTS AND CONTINGENCIES

The Company is obligated under operating leases requiring minimum rentals as follows:

US$

Three months ending December 31, 2006	88,567
Year ending December 31, 2007	29,217
Total minimum lease payments	117,784

As at September 30, 2006, the Company has outstanding obligations under various subcontracting agreements with subcontractors in the amount of approximately US$11,805,278.  The Company does not have any minimum purchase obligations with these subcontractors.

The Company is aware of threatened litigation from First Montauk Securities Corp. with respect to a claim that US$660,000 is owed to First Montauk Securities Corp. (“First Montauk”) by the Company under a Fee Agreement dated September 8, 2004.

On September 15, 2006 the Company has received from First Montauk a Summons in Civil Case which claims against the Company for a sum of $600,000 for damages plus interest and all costs including attorney’s fees under breach of contract.  The Company believes that the claim is without merit and will defend the case accordingly.

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

On July 11, 2006, the Company issued 43,238 shares of its common stock to debenture investors as the settlement of accrued interest.

On July 17, 2006, the Company issued 1,074,015 shares of its common stock to the consultant as a consultancy service in relation to the sourcing of a new e-government project. At issuance date, the market price was US$2.79 per share, and US$2,996,502 was be charged against income.

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

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.

STOCKHOLDERS’ EQUITY (CONT’D)

Warrant (Cont’d)

The following is a summary of outstanding warrants at September 30, 2006.

	Exercise price	Shares issuable	Exercisable Period	Fair Value
	US$			US$
Short Term Warrants issued on October 31, 2005 in connection with issuance of convertible debentures	1.53	3,921,569	The earlier of 18 months from the date of a registration statement declared effective by the SEC or five years from their issuance	3,993,000

Long Term Warrants issued on October 31, 2005 in connection with issuance of convertible debentures	3.06	1,960,784	Five years from their issuance	2,189,000

Warrants issued on October 31, 2005 in return for legal and professional services in relation to issuance of convertible debentures	1.53	392,156	The earlier of 18 months from the date of a registration statement declared effective by the SEC or five years from their issuance	399,000

Warrants issued on October 31, 2005 in return for legal and professional services in relation to issuance of convertible debentures

Warrant issued on February 11, 2006 in return for provision of consultancy services

	3.06 1.08	196,078 150,000	Five years from their issuance Five years from their issuance	219,000 213,000

		6,620,587		7,013,000

For the period ended September 30, 2006, the Company recorded an expense of US$1,309,000 for the change in the fair value of warrants.

CHINA EXPERT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.

STOCKHOLDERS’ EQUITY (CONT’D)

Warrant (Cont’d)

The fair value of warrants as of September 30, 2006 and at various issue dates October 31, 2005 and February 11, 2006 was determined by using the Black-Scholes model based on the following assumptions:

	Sept 30, 2006	February 11, 2006	October 31, 2005
Stock price	US$2.50	US$2.40	US$0.84
Stock volatility	90.7%	131%	131%
Risk-free interest rate	4.57%-4.68%	4.45%	4.36%-4.45%
Expected life or maturity	18-52 months	60 months	18-60 months
Expected dividend yield	--	--	--
Liquidity discount	30%	30%	30%

13.

SUBSEQUENT EVENTS

On October 4, 2006, the Company issued 43,712 shares of its common stock to the debenture investors as the settlement of third quarter accrued interest.

On October 31, 2006, an Amendment and Waiver Agreement has been signed with the debenture holders to amend certain terms of the existing debentures.  As part of this agreement, the parties agreed to fix the conversion price of the remaining outstanding debentures at US$1.80 per share, which is the maximum conversion price associated with the initial deal.  The Company agreed to give the debenture holders the right to extend the due date of the remaining outstanding debentures for a period of six months, from October 31, 2006 to April 30, 2007.

Under the terms of the agreement, the Company agreed to issue a total of 613,815 restricted shares to the debenture holders in payment of liquidated damages due under the original terms of the debentures as a result of its failure to have its registration statement declared effective within 200 days of the original closing date of the debenture transaction.  The debenture holders have agreed to waive any other prior and future right to claim additional liquidated damages as a result of failure to have the registration statement declared effective, and have agreed to waive payment of interest on the outstanding debentures during the six month extension period.

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

Overview

For the nine months ended September 30, 2006, the Company continued to be profitable, generating positive cash flows and getting new contracts for the development of e-Government systems in China.

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

At present, there are eleven outstanding contracts on hand with a total sum of $106.5 Million, the Company will continue to work on all these projects and also expects to sign additional new contracts in the remainder of 2006.

The following is a summary of the projects on hand as of September 30, 2006 (in $Million):

Projects	Tentative Start Date	Target Completion Date	Contract Sum	Recognized in 2003	Recognized in 2004	Recognized in 2005	Recognized in 2006 Q1	Recognized in 2006 Q2	Recognized in 2006 Q3	O/S Contract Sum
Jinjiang (1st Phase)	Apr 03	Jan 05	24.7	4.7	17.8	2.2	--	--	--	--
Jinjiang (2nd Phase)	May 05	Aug 06	9.9	--	--	7.9	2	--	--	--
Jinjiang (3rd Phase)	May 05	Aug 06	12.5	--	--	6.7	2.5	2.6	0.8	--
Jinjiang (4th Phase)	Jan 06	Oct 06	5.4	--	--	--	1.6	1.6	1.6	0.5
Jinjiang System & Application Training	Feb 06	Nov 06	1.7	--	--	--	0.3	0.6	0.6	0.2
Jinjiang System Maint.	Feb 06	Jan 09	3.8	--	--	--	0.2	0.3	0.3	2.9
Dehua (1st Phase)	Apr 04	Aug 06	15.6	--	8.9	6.7	--	0.1	--	--
Dehua (2nd Phase)	Jan 05	Nov 05	11.8	--	--	11.8	--	--	--	--
Dehua (3rd Phase)	Jan 06	Jun 07	9.2	--	--	--	1.6	0.9	2.8	3.9
Dehua (4th Phase)	Mar 06	Dec 06	11.3	--	--	--	1.1	2.3	4.6	3.4
Nan’an (1st Phase)	Aug 05	Mar 07	13.1	--	--	--	3.9	3.5	3.4	2.3
Nan’an (2nd Phase)	Aug 06	Jul 07	18.3	--	--	--	--	--	3.1	15.2
Huian	Jan 06	Jul 08	14.5	--	--	--	1.2	1.6	2.0	9.7
Licheng	Nov 06	Oct 09	31.2	--	--	--	--	--	--	31.2
Shishi City	Oct 06	Sep 09	37	--	--	--	--	--	--	37
Yinzhou District Ningbo City (design & plan)	Apr 06	Oct 06	0.3	--	--	--	--	--	--	0.3
Jinjiang Unified Command System	Nov 05	Mar 06	0.6	--	--	--	0.6	--	--	--
Dehua Unified Command System	Mar 06	Jul 06	0.6	--	--	--	--	0.6	--	--
Total			221.5	4.7	26.7	35.3	15.1	14.1	19.2	106.5

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

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	3 months ended September 30		9 months ended September 30
	2006	2005	2006	2005

Revenue	100%	100%	100%	100%
Cost of Revenue	48.02%	54.73%	48.27%	54.86%

Gross Profit	51.98%	45.27%	51.73%	45.14%
Advertising and marketing expenses	15.57%	6.91%	11.33%	2.39%
General and administrative expenses	6.04%	6.32%	8.33%	4.44%
Amortization of intangible assets	--	1.07%	--	1.11%
Interest expenses and finance costs	11.42%	--	7.64%	--
Change in fair value of derivatives	19.99%	--	(0.22%)	--

Income before income tax	39.08%	31.00%	24.31%	37.17%

Income tax expenses	7.81%	3.71%	7.75%	6.70%

Net Income	31.27%	27.28%	16.56%	30.47%

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

REVENUE.  Revenue was $19,448,940 for the three months ended September 30, 2006 as compared to $9,029,867 for the three months ended September 30, 2005, representing an increase by 115%.  The increase in revenue is attributable to the commencement of several new projects, namely Jinjiang (4th Phase), Dehua (3rd and 4th Phases), Nan’an (1st and 2nd Phases) and Huian.  94% of the revenue for the period was derived from the deployment of e-Government projects, and the rest was income derived from provision of application training and system maintenance.

COST OF REVENUE.  Cost of revenue was $9,339,055 for the three months ended September 30, 2006 as compared to $4,942,107 for the three months ended September 30, 2005.  Such increase in cost of revenue is associated with increased revenue.  As a percentage of revenue, cost of revenue was 48.02% for the three months ended September 30, 2006 as compared to 54.73% for the three months ended September 30, 2005.  Gross profit was $10,109,885 for the three months ended September 30, 2006 as compared to $4,087,760 for the three months ended September 30, 2005.  As a percentage of revenue, gross profit increased to 51.98% for the three months ended September 30, 2006 from 45.27% for the three months ended September 30, 2005.  The increase in gross profit percentage was a result of reduced proportion of subcontracted work, by means of better utilization of the Company’s own work force to deliver the services, especially in the areas of training and system maintenance.

ADVERTISING AND MARKETING EXPENSES.  Advertising and marketing expenses were $3,027,659 for the three months ended September 30, 2006 as compared to $623,578 for the three months ended September 30, 2005.  As a percentage of revenue, advertising and marketing expenses was 15.57% for the three months ended September 30, 2006 as compared to 6.91% for the three months ended September 30, 2005.  Such expenses included a fee of

$2,996,502 paid in terms of 1,074,015 shares of the Company’s common stock issued to an independent consultant for sourcing of the Shishi City e-Government contract, and expenses incurred for the Company’s press releases.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses were $1,173,881 for the three months ended September 30, 2006 as compared to $570,683 for the three months ended September 30, 2005.  As a percentage of revenue, general and administrative expenses decreased from 6.32% for the three months ended September 30, 2005 to 6.04% for the three months ended September 30, 2006.  The increase in general and administrative expenses for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, is the net result of increases and decreases in the following expense categories:

Liquidated damages	$960,000
Increase in payroll expenses	33,090
Decrease in amortization of prepaid expenses	(123,125)
Others	(266,767)
Total net increase in general and administrative expenses	$603,198

Under the agreement with the debenture holders, the Company is required to have a registration statement to be declared effective by U.S. Securities and Exchange Commission within 120 days after the closing date of the debenture transaction.  As a result of the failure to have its registration statement declared effective, the Company has to compensate the debenture holders and a provision for such liquidated damages has been made with an amount of $960,000.

Increase in payroll expenses was the result of additional manpower recruited by the Company for further improvement in corporate governance and on compliance work.

Prepaid expenses represent the fair value of the Company’s common stock issued on February 18, 2004 in return for the consultancy works to be provided by certain consultants to the Company for the period from February 18, 2004 to February 17, 2009.  The fair value adjustment has been reduced by $325,000 as the closing price of the Company’s common stock has been reduced from $2.76 as of June 30, 2006 to $2.50 as of September 30, 2006.  Such a decrease in fair value has resulted in a decrease in amortization of prepaid expenses.

INTEREST EXPENSES AND FINANCE COSTS.   Interest expenses and finance costs were $2,220,444 for the three months ended September 30, 2006 and no such expenses was incurred for the three months ended September 30, 2005.  Such expenses represented an amortization of debenture discount of $1,954,480, an amortization of deferred financing costs of $161,927 with regard to the issuance of debentures, and the debenture interest of $104,036 charged for the three months ended September 30, 2006.  All these expenses were related to the $6,000,000 7% convertible debentures that were issued in October 2005.

CHANGE IN FAIR VALUE OF DERIVATIVES.  Change in fair value of derivatives was an income of $3,887,000 for the three months ended September 30, 2006 and no such income nor expense was incurred for the three months ended September 30, 2005.  The Company accounts for all freestanding warrants to purchase the Company’s common stock as well as embedded conversion features that have been bifurcated from the convertible debentures at fair value and marked-to-market at each reporting period, with the adjustments of fair value reflected on the statements of income.  For the three months ended September 30, 2006 the change in fair value of warrants was an income of $2,355,000 and the change in fair value of embedded conversion features was an income of $1,532,000.  The decrease in fair values of warrants and embedded conversion features was due to the decrease in stock volatility and closing price of the Company’s common stock.  Stock volatility was reduced from 122% as of June 30, 2006 to 90.7% as of September 30, 2006.  The closing price was reduced from $2.76 as of June 30, 2006 to $2.50 as of September 30, 2006.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.  Income before income tax was $7,600,141 for the three months ended September 30, 2006 compared to $2,798,900 for the three months ended September 30, 2005, representing an increase by 172%.  As a percentage of revenue, income before income tax increased from 31% for the three months ended September 30, 2005 to 39.08% for the three months ended September 30, 2006.  The significant increases in revenue and gross profit generated from on-going and new projects together with the change in fair value of derivatives have been partly offset by the increases in advertising and marketing expenses, general and administrative expenses, interest expenses and finance costs.

Income tax expense was $1,518,040 for the three months ended September 30, 2006 compared to $335,216 for the three months ended September 30, 2005.  This increase was due to the increase in taxable profit of Expert Network Shenzhen, which led to a higher PRC enterprises income tax being levied.

NET INCOME.  Net income was $6,082,101 for the three months ended September 30, 2006 as compared to $2,463,684 for the three months ended September 30, 2005, representing an increase by 147%.  As a percentage of revenue, net income was 31.27% for the three months ended September 30, 2006 as compared to 27.28% for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

REVENUE.  Revenue was $48,642,791 for the nine months ended September 30, 2006 as compared to $26,039,463 for the nine months ended September 30, 2005, representing an increase by 87%.  The increase in revenue is attributable to the commencement of several new projects, namely Jinjiang (4th Phase), Dehua (3rd and 4th Phases), Nan’an (1st and 2nd Phases) and Huian.  95% of the revenue for the period was derived from the deployment of e-Government projects, and the rest was income derived from provision of application training and system maintenance.

COST OF REVENUE.  Cost of revenue was $23,479,097 for the nine months ended September 30, 2006 as compared to $14,285,693 for the nine months ended September 30, 2005.  Such increase in cost of revenue is associated with increased revenue.  As a percentage of revenue, cost of revenue was 48.27% for the nine months ended September 30, 2006 as compared to 54.86% for the nine months ended September 30, 2005.  Gross profit was $25,163,694 for the nine months ended September 30, 2006 as compared to $11,753,770 for the nine months ended September 30, 2005.  As a percentage of revenue, gross profit increased to 51.73% for the nine months ended September 30, 2006 from 45.14% for the nine months ended September 30, 2005.  The increase in gross profit percentage was a result of reduced proportion of subcontracted work, by means of better utilization of the Company’s own work force to deliver the services, especially in the areas of training and system maintenance.

ADVERTISING AND MARKETING EXPENSES.  Advertising and marketing expenses were $5,513,286 for the nine months ended September 30, 2006 as compared to $623,578 for the nine months ended September 30, 2005.  As a percentage of revenue, advertising and marketing expenses was 11.33% for the nine months ended September 30, 2006 as compared to 2.39% for the nine months ended September 30, 2005.  Such expenses included a fee of $2,464,423 paid in terms of 1,179,150 shares of the Company’s common stock issued to an independent consultant for sourcing of the Licheng City e-Government contract, another fee of $2,996,502 paid in terms of 1,074,015 shares of the Company’s common stock issued to another independent consultant for sourcing of the Shishi City e-Government contract, and also fees paid to an investor relation firm that was engaged since May 2006.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses were $4,051,896 for the nine months ended September 30, 2006 as compared to $1,157,333 for the nine months ended September 30, 2005.  As a percentage of revenue, general and administrative expenses increased from 4.44% for the nine months ended September 30, 2005 to 8.33% for the nine months ended September 30, 2006.  The increase in general and administrative expenses for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, is the net result of increases and decreases in the following expense categories:

Employees’ benefits compensated by issuance of common stock	$1,672,000
Liquidated damages	960,000
Increase in amortization of prepaid expenses	328,125
Others	(65,562)
Total net increase in general and administrative expenses	$2,894,563

Employees’ benefits compensated by issuance of common stock was $1,672,000 for the nine months ended September 30, 2006 and no such expenses were incurred for the nine months ended September 30, 2005.  It represented the fair value of 800,000 shares of common stock of the Company issued on January 25, 2006 according to the Stock Compensation Program.  The purpose of the program is to attract and retain key employees for the Company.

Under the agreement with the debenture holders, the Company is required to have a registration statement to be declared effective by U.S. Securities and Exchange Commission within 120 days after the closing date of the debenture transaction.  As a result of the failure to have its registration statement declared effective, the Company has to compensate the debenture holders and a provision for such liquidated damages has been made with an amount of $960,000.

Prepaid expenses represent the fair value of the Company’s common stock issued on February 18, 2004 in return for the consultancy works to be provided by certain consultants to the Company for the period from February 18, 2004 to February 17, 2009.  A fair value adjustment of $625,000 is determined by reference to the closing price of the Company’s common stock of $2.50 as quoted on the OTCBB as of September 30, 2006.  Such an increase in the fair value has resulted in an increase in amortization of prepaid expenses.

INTEREST EXPENSES AND FINANCE COSTS.   Interest expenses and finance costs were $3,718,735 for the nine months ended September 30, 2006 and no such expenses were incurred for the nine months ended September 30, 2005.  Such expenses represented an amortization of debenture discount of $2,870,147, an amortization of deferred financing costs of $485,781 with regard to the issuance of debentures, and the debenture interest of $362,807 charged for the nine months ended September 30, 2006.  All these expenses were related to the $6,000,000 7% convertible debentures that were issued in October 2005.

CHANGE IN FAIR VALUE OF DERIVATIVES.  Change in fair value of derivatives was an expense of $107,000 for the nine months ended September 30, 2006 and no such expense was incurred for the nine months ended September 30, 2005.  The Company accounts for all freestanding warrants to purchase the Company’s common stock as well as embedded conversion features that have been bifurcated from the convertible debentures at fair value and marked-to-market at each reporting period, with the adjustments of fair value reflected on the statements of income.  For the nine months ended September 30, 2006 the change in fair value of warrants was an expense of $1,309,000 and the change in fair value of embedded conversion features was an income of $1,202,000.  The increase in fair value of warrants was mainly due to the increase in the closing price of the Company’s common stock from $1.81 as of December 30, 2005 to $2.50 as of September 30, 2006.  The fair value of embedded conversion features was decreased as the convertible debentures was approaching its maturity.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.  Income before income tax was $11,824,581 for the nine months ended September 30, 2006 compared to $9,679,268 for the nine months ended September 30, 2005.  As a percentage of revenue, income before income tax decreased from 37.17% for the nine months ended September 30, 2005 to 24.31% for the nine months ended September 30, 2006.  The significant increases in revenue and gross profit generated from on-going and new projects have been substantially offset by the fees paid to independent consultants for sourcing of Licheng and Shishi cities e-Government contracts of $5,460,925, the employees’ benefits compensated by issuance of common stock of $1,672,000, the provision for liquidated damages of $960,000, and the interest expenses and finance costs related to the convertible debentures of $3,718,735.

Income tax expense was $3,771,370 for the nine months ended September 30, 2006 compared to $1,745,923 for the nine months ended September 30, 2005.  This increase was due to the increase in taxable profit of Expert Network Shenzhen, which led to a higher PRC enterprises income tax being levied.

NET INCOME.  Net income was $8,053,211 for the nine months ended September 30, 2006 as compared to $7,933,345 for the nine months ended September 30, 2005.  As a percentage of revenue, net income was 16.56% for the nine months ended September 30, 2006 as compared to 30.47% for the nine months ended September 30, 2005.  Such decrease in net income as a percentage of revenue was mainly due to the fees paid for sourcing of Licheng and Shishi contracts, the employees’ benefits compensated by issuance of common stock, the provision for liquidated damages and the interest expenses and finance costs related to the convertible debentures.

Liquidity and Capital Resources

As of September 30, 2006, the Company had $22,514,392 of cash and cash equivalents on hand as compared to $7,326,595 as of December 31, 2005, representing an increase of $15,187,797 during the nine months period.  As of September 30, 2005, the Company had $5,780,920 of cash and cash equivalents on hand.

The net cash provided by operating activities amounted to $11,406,194 for the nine months period, with net income of $8,053,211 and by adjusting back those non-cash items such as expenses compensated by common stock of $5,460,924, interest expenses and finance costs of $3,718,735, employees’ compensation by common stock of $1,672,000 and provision for liquidated damages of $960,000, which were offset by an increase in accounts receivable of $5,773,632 and an increase in cost and estimated earnings in excess of billings by $4,200,888.  The Company required additional working capital in terms of accounts receivable and in cost and estimated earnings in excess of billings mainly because of the commencement of several new projects during this period, namely Jinjiang (4th Phase), Dehua (3rd and 4th Phases), Nan’an (1st and 2nd Phases) and Huian, as revenue was recognized in excess of billings and majority of the billings was near the end of the period.

The net cash provided by investing activities amounted to $3,714,908, and it mainly represented the refund of deposit  for acquisition of Shenzhen Zhong Zhuo Technology Development Company Limited (“ZZTD”), a subcontractor of the Company for $3,717,380.  The Company had mutually agreed with ZZTD not to proceed with the acquisition and the full deposit amount was refunded to the Company on March 3, 2006.

The net cash used in financing activities amounted to $280,384 for the nine months period.  It mainly represented the repayments to a former officer of $1,308,839 offset by the cash advances from the same of $1,028,573.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from the existing projects will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the remainder of 2006.  Regarding the convertible debentures with original maturity on October 31, 2006, according to the amendment and waiver agreement with the debenture holders dated October 31, 2006, the maturity date was extended to April 30, 2007.  The Company anticipates that the debentures will likely be converted into the Company’s common stock by the debenture holders.  Otherwise, the Company will ensure that it has sufficient cash to pay off the debentures at maturity.  In the event that the Company signs up and commences new contracts, additional financing may be required but there is no assurance that the Company will be able to obtain such additional financing, or on acceptable terms to it.

Contractual and Other Obligations

The following table sets forth the Company’s contractual obligations under operating leases and purchase obligations under subcontracting agreements with subcontractors as of September 30, 2006:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$ 117,784	$ 117,784	--	--	--
Purchase Obligations	11,805,278	11,805,278	--	--	--
Convertible debentures	4,398,439	4,398,439	--	--	--
Total	16,321,501	16,321,501	--	--	--

Operating lease obligations consist of operating lease agreements for the Company’s office in Hong Kong, the two offices and various staff quarters in China, and for the rental of a motor vehicle in China.  The leases have remaining terms ranging from three to six months.

Purchase obligations consist of outstanding obligations under various subcontracting agreements with subcontractors.  The Company does not have any minimum purchase obligations with these subcontractors.

Off-Balance Sheet Arrangements

As of September 30, 2006 the Company does not have any outstanding off-balance sheet arrangements, interest rate swap transactions or foreign currency forward contracts.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company is currently assessing the impact of SFAS No. 155 on its consolidated financial position and results of operations.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“ EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted.  The adoption of EITF 06-3 does not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The adoption of FIN 48 does not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company is currently evaluating the impact, if any, of adopting the provisions of SAB 108 on its consolidated financial position and results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The Company’s operating subsidiary is located in China.  The subsidiary purchases all products and renders services in China, and receives payment from customers in China using Chinese Renminbi (“RMB”) as the functional currency.  Since July 2005, the RMB is no longer pegged solely to the US dollar.  Instead, it is reported to be pegged against a basket of currencies, determined by the People’s Bank of China, against which it can rise or fall by as much as 0.3% each day.  Since then the RMB has appreciated in value from RMB8.2765 to one US dollar, to RMB7.9087 to one US dollar.  As a result of the appreciation of RMB as compared to US dollar, for the nine months ended September 30, 2006 we recognized a foreign currency translation gain of $852,767 that was reported as other comprehensive income.  The Company has not entered into any hedging transactions in an effort to reduce its exposure to foreign exchange risk.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006, have concluded that, as of September 30, 2006 (the “Evaluation Date”), the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act.  There were no changes in the Company’s internal controls during the period or in other factors that could affect the internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 15, 2006 the Company received from First Montauk Securities Corp. a Summons in Civil Case with claims against the Company for a sum of $600,000 for damages plus interest and all costs including attorney’s fees under breach of a Fee Agreement dated September 8, 2004.  The Company believes that the claim is without merit and will defend the case accordingly.

ITEM 1A.  RISK FACTORS

There is no change from risk factors as previously disclosed in the Company’s Form 10-KSB Part 1 for the fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 11, 2006, the Company issued a total of 43,238 shares of common stock to the holders of its outstanding 7% Secured Convertible Debentures, in payment of accrued interest on such debentures in the amount of $131,011.14 for the period from April 1, 2006 through June 30, 2006.  The shares were issued in reliance upon exemptions from registration provided by Section 4(2) under the Securities Act of 1933.

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

Date:  November 14, 2006

By: /s/

Huang Tao

Chairman and Director

Date:  November 14, 2006

By: /s/

Fu Wan Chung, Simon

Chief Financial Officer and Director

Date:  November 14, 2006