Form 10-K
period 2006-12-31
CHINA EXPERT TECHNOLOGY, INC.
filed 2007-04-12
CIK 1039726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to__________

Commission File Number: 000-30644

CHINA EXPERT TECHNOLOGY, INC.

(Exact name of Registrant in its Charter)

Nevada	98-0348086
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Room 2703-04, Great Eagle Center

23 Harbour Road

Wanchai, Hong Kong

(Address of Principal Executive Offices)

Issuer’s Telephone Number (Including Area Code) 852-2802-1555

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value at $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held on June 30, 2006 by non-affiliates of the registrant was $38,137,401 based on the closing price of $2.76 per share as reported on the Over-the-Counter Bulletin Board on June 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities laws).

As of March 15, 2007, 30,918,646 shares of the registrant’s Common Stock were outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements and information relating to China Expert Technology, Inc. (“China Expert” or “the Company”). China Expert intends to identify forward-looking statements in this prospectus by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on the Company’s beliefs as well as assumptions the Company made using information currently available to us. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect the Company’s current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements.

ITEM 1.

DESCRIPTION OF BUSINESS

Historical Corporate Development

China Expert Technology, Inc. (hereinafter also referred to as the “Company”) is a publicly traded company whose shares trade on the OTC Bulletin Board under the trading symbol “CXTI”.  China Expert Network Co. Ltd., the Company’s subsidiary, owns 100% of the issued and outstanding shares of Expert Network (Shenzhen) Co. Ltd. China Expert Network Co. Ltd. also owns 100% of the issued and outstanding shares of Hong Zhong Holdings Ltd.

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

In August, 1999, the Company voluntarily filed a registration statement on Form 10-SB, in order to make information concerning itself more readily available to the public by becoming subject to the reporting requirements under the Securities Exchange Act of 1934.  As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports with the Securities and Exchange Commission, including an annual report containing audited financial statements.

On July 10, 2000 the Company merged with a Nevada corporation, Leopard Capital Inc., and became a Nevada corporation with the new name of Leopard Capital Inc.

On December 1, 2000, the Company spun-off Dakota, its wholly owned legal subsidiary, by distributing the shares of Dakota on a pro-rata basis to the shareholders of the Company. This reorganization was undertaken to address the concern over the Company’s ability to survive as a mining company because of declining commodity prices, disappearance of investment capital for undercapitalized exploration companies, and potential environmental liabilities.  As a result of this spin-off, the Company no longer had a subsidiary or any other assets as of December 31, 2003.

On February 9, 2004, the Company completed a share exchange with the stockholders of China Expert Network Company Limited, (“CEN”), a Hong Kong limited liability company.  In the exchange, the Company acquired 30,000,000 shares of CEN common stock from the shareholders of CEN, representing all of the issued and outstanding stock of CEN in exchange for the issuance of 19,935,000 shares of its common stock.  In conjunction with the exchange, the Company also issued a total of 1,400,000 additional shares to various persons as compensation for consulting services.  CEN was formed in Hong Kong in October 1998 under the name of Uniroyal Holdings Limited. Its name was changed to China Expert Network Company Limited in May 2000. During the years 2003 and 2004 before the share exchange with Leopard, CEN was involved in the business of providing e-government infrastructure construction and consulting services to the city government of Jinjiang as well as providing technological achievement appraisal services for IT companies in China. There has been no bankruptcy, receivership or similar proceedings against CEN.

Except for the share exchange with Leopard, there was no material classification, merger, consolidation or purchase or purchase or sale of a significant amount of assets not in the ordinary course of business of CEN during the last three years.

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

On August 9, 2005, the Company entered into an agreement for cancellation of shares with a registered and beneficial owner of shares (the “Beneficial Owner”) because a disagreement had risen between the Company and the Beneficial Owner regarding certain matters related to the closing of the share exchange agreement under the terms of the Agreement For Share Exchange. The surrender of 1,877,863 shares of the Company granted to him was cancelled. The parties involved in this cancellation of shares were First Asia Private Equity Investment Limited (“First Asia”) and China Expert Network Company Limited (“CEN”), the fully owned subsidiary of the Company. The surrender and cancellation of shares occurred because the Company had requested and First Asia had agreed to the surrender and cancellation of a portion of its shares as the Company believed that First Asia had failed to perform part of the services it had agreed to provide to CEN.  The number of shares to be surrendered and cancelled was mutually agreed on between the parties. Upon the surrender of the 1,877,863 shares of the Company’s common stock, the disagreement has been resolved and there has been no claim against the Company.

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

In connection with the Agreement, the Company issued 3 types of warrants to the Purchasers (collectively “the Warrants”):

Short Term Warrants to purchase up to 3,921,569 shares of the Company’s common stock at a price of $1.53 per share. The Short Term Warrants are exercisable for a period equal to the earlier of 18 months from the effective date of the registration statement or five years from their issuance date.

Long Term Warrants to purchase up to 1,960,784 shares of our common stock at a price of $3.06 per share. The Long Term Warrants are exercisable for a period of five years following their issuance.

The Platinum Warrants.  In addition, on October 31, 2005, the Company issued to Platinum Partners Advisors, LLC, one of the Purchasers, the right to purchase up to 392,156 shares of common stock at a price of $1.53 per share and the rights to purchase up to 196,078 shares at a price of $3.06 per share. The warrant for the right to purchase up to 392,156 shares is exercisable for a period equal to the earlier of 18 months from the effective date of the registration statement or five years from the date of issuance. The warrant for the right to purchase up to 196,078 shares is exercisable for a period of five years following the date of issuance. The Platinum Warrants are issued to Platinum Partners Advisors, LLC for legal and due diligence expenses as the lead investor as set forth in the Agreement.

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

On June 16, 2006, the Company filed a registration statement on Form S-1 to substitute the already filed Form SB-2 for registering the sale of up to 16,000,000 shares of the Company’s common stock underlying the Debentures and Warrants that the Purchasers may convert and sell.

On October 31, 2006, the Company entered into an Amendment and Waiver Agreement with the holders of its outstanding secured convertible debentures.  Under the terms of the Amendment and Waiver Agreement, the Company agreed to give the holders the right to extend the due date of debentures for a period of six months from October 31, 2006 to April 30, 2007, and agreed to issue a total of 613,815 shares in settlement of liquidated damages due as a result of the failure to have the registration statement declared effective within 200 days of the closing under the Securities Purchase Agreement.  Under the terms of the Amendment and Waiver Agreement, the holders agreed to amend the outstanding debentures to provide for a fixed conversion price of $1.80 per share, agreed to waive any other currently existing potential defaults relating to the Company’s failure to have its registration statement declared effective within 200 days of the closing date under the Securities Purchase Agreement, and agreed to waive interest due and payable during the extension period of the debentures.  Following execution of the Amendment and Waiver Agreement, each of the holders of the debentures exercised their right to extend the due date of the outstanding debentures to April 30, 2007.

Subsequent to October 31, 2006, which was the date of execution of the Amendment and Waiver Agreement and up to December 31, 2006, the Company has issued a total of 843,594 shares upon partial conversion of debentures, including (i) 290,817 shares of common stock to issued to Platinum Partners Long Term Growth I, LLC upon conversion of $523,471 in principal amount of the outstanding debentures.  (ii) 233,333 shares of common stock issued to Ellis International Ltd. Inc., upon conversion of $420,000 in principal amount of the outstanding debentures and (iii) 319,444 shares of common stock issued to Alpha Capital AG upon conversion of $575,000 in principal amount of the outstanding debentures.

On January 8, 2007, the Company filed the amendment No. 3 to Form S-1 registration statement to substitute the previously filed Form S-1 for registering the sale of up to 11,557,468 shares of the Company’s common stock underlying the Debentures and Warrants that the Purchasers may convert and sell, the number of shares being registered has been reduced mainly due to fixing of the conversion price at $1.80 per share.

The Company’s principal office is located at Room 2703-04, Great Eagle Centre, 23 Harbour Road, Wanchai, Hong Kong.  With effective from April 2, 2007, the Company’s principal office has been relocated to Room 2611-13, Great Eagle Centre, 23 Harbour Road, Wanchai, Hong Kong.  The telephone number is 852-2802-1555. As of December 31, 2006, the website of the Company is http://tech.chinaexpertnet.com.

The Company’s authorized capital includes 200,000,000 shares of common stock with $0.001 par value. As of December 31, 2006, there were 30,597,604 shares of common stock issued and outstanding.

Business Overview

(1)

Large-Scale E-Government Construction and Maintenance

The Company is engaged in the business of providing information technology (IT) network and infrastructure consulting services to government and corporations that are involved with creating electronic governments, also known as e-governments. The Company also provides large-scale network infrastructure construction with solutions for enterprise information platform construction, public LAN construction, software development, website planning and development, workflow management and computer hosting services.  The Company is the first private enterprise with the authority to provide technological achievement appraisal services for IT companies in China.  The Company received notice and approval to provide its services from the Department of Science and Technology of Shenzhen City.

The term E-government, which is also sometimes referred to as electronic government, network government, or information administration of government, . does not simply refer to a “government on line project” or to a website system based on web pages. Instead, the term of E-government refers to a process in which the government is able to establish a system to take advantage of modern information and communication technologies to integrate its management and service on the Internet, optimize and reform the government structures and working processes, and provide efficient and standard international governmental administration and service to citizens and other persons in the community.

An enterprise information platform is the portal or gateway of an enterprise’s information communicating system with both internal and external parties. With this platform, all the employees, clients and working partners of the enterprise can access and exchange the enterprise’s information by means of a unified system.

E-government consulting services are the services that the Company can provide to target city governments before execution of the main e-government contract. These services include a site visit to the target city government, completion of an examination and analysis of the existing information technology infrastructure and resources and the potential risks to the existing information technology infrastructure and resources if the e-government project is constructed by combining the Company’s e-government system technology with the data gathered and the result of analysis, preparation of a report on the feasibility of constructing an e-government system in the target city together with development of a  plan for the complete e-government construction project.

The Company conducts its principal business operations through its subsidiary ENS which is based in Shenzhen and Fujian, the PRC.  Since its establishment in 1999, ENS has obtained 23 contracts with 12 city or county governments in the Fujian province of the PRC for the provision of large-scale e-government infrastructure construction, consulting, training and maintenance services and 1contract with a city government in the Zhejiang province for the provision of service of design and planning of an e-government system.  Please refer to the Overview section under the Management Discussion and Analysis of Financial Condition and Results of Operations for particulars of the contracts.

Pursuant to these contracts, ENS provides website planning and development, workflow management, computer host services, public LAN construction, software development, hardware platform and installation, security system construction and 1 year maintenance to the customers.  The e-government construction for Jinjiang City Government was completed in January 2005 and the maintenance period was completed in January 2006.  The contract sum of each e-government project is fixed and there is no renegotiation of profits or subcontracts at the election of the city governments. Although the city governments can elect to terminate the main contract, there are cancellation clauses in the contracts to restrict the cancellation of signed contracts unilaterally without reasonable explanation or written notice to the other party. The contracts include compensation for economic loss caused by the unilateral cancellation of the contracts by any of the parties. For example, in Jinjiang 2nd Phase and Dehua 3rd Phase, there are penalties equal to 30% of the contract amount for unilateral cancellation of the contract.

In January 2005, the Company was awarded a 3-year maintenance contract for the e-government system of Jinjiang City Government worth approximately $3.9 million for the period of February 1, 2006 to January 31, 2009.

In December 2005, the Company was awarded a $5.7 million contract for Jinjiang city to construct its Society Medical Insurance Information System. This project was commenced in January 2006 and is targeted to complete in November 2006.

In January 2006, the Company was awarded a $35 million contract to implement an e-government system for Licheng city government in the Fujian province, China. This project will be commenced in November 2006 and will last for 3 years. Another contract worth $10 million was also awarded to the Company in January 2006 to construct the Dehua (3rd Phase) e-government system for Dehua city government in Fujian province, China. This Project was commenced in January 2006 and is targeted to complete in June 2007. The Company will develop and implement certain e-government administration software and programs for over 70 government departments and administrative units within the city.

In February 2006, the Company was awarded two e-government contracts respectively worth $679,000 and $664,000 for Jinjiang City and Dehua City Fujian to construct their First Phase Unified Command System. The Unified Command System is intended to link the Police Department, Fire Department and Road Traffic Department respectively for these two cities. Under the contracts, the Company will be responsible to provide system planning, hardware platform setting, software development and system installation. The Jinjiang project was commenced in December 2005 and completed in March 2006. The Dehua project was commenced in March 2006 and was completed in July 2006.

In March 2006, the Company was awarded a $12 million contract to construct the Dehua (4th Phase) e-government system for Dehua city government in Fujian Province. This Project was commenced in March 2006 and was completed in December 2006. Following completion of this Project, an e-Commerce system will be set up for the city. Another contract worth $41 million was awarded to the Company to construct the e-government system for the Shishi City government in Fujian Province, China. This Project was commenced in October 2006 and is expected to be completed in September 2009.

In April 2006, the Company was awarded a $0.3 million contract for the provision of designing and planning of an e-government system for the Ning Bo City Yinzhou District Government in the Zhejiang Province, China. The project was commenced in April 2006 and was completed in October 2006.

In November 2006, the Company was awarded two e-government contracts respectively worth $15 million and $25.5 million for Cangshan District and Minqing County, both of which are located in the Fuzhou City in the Fujian Province, to construct their e-government systems. For the Cangshan District Project, the construction work will be commenced in July 2007 and is expected to be completed by June 2009. For the Minqing County Project, the construction work will be commenced in October 2007 and is expected to be completed by September 2010.

In December 2006, the Company was awarded 4 more e-government contracts, details of which are as follows:

•

the $34 million contract for the design and implementation of e-government system in the Quangang District of Quanzhou City located in the Fujian Province. This project will be commenced in July 2007 and is expected to be completed by August 2010.

•

the $26 million contract for the design and implementation of e-government system in the  Pingtan County of Fuzhou City located in the Fujian Province. The project will be commenced in October 2007 and is expected to be completed by September 2010.

•

the $25 million contract for the design and implementation of e-government system in the Mawei District of Fuzhou City located in the Fujian Province. The project will be commenced in October 2007 and is expected to be completed by September 2010.

•

the $32 million contract for the design and implementation of e-government system in the Yongtai County of Fuzhou City located in the Fujian Province. The project will be commenced in July 2007 and is expected to be completed by June 2010.

Except for the completion dates of Jinjiang (1st to 4th Phases), Dehua (1st, 2nd to 4th Phases ), Jinjiang and Dehua Unified Command System, Jinjiang System & Application Training and Yinzhou District Ningbo City (design & planning) projects which have passed, the completion dates of the other projects are still to come.  However, all the projects referenced above have been completed within the tentative completion date or completed within the agreed extended time frame. No penalties have ever been imposed on the Company due to completion date passed.

For Jinjiang (2nd Phase) and the Dehua (3rd Phase) e-government projects, if the projects’ completion date is missed, there will be a penalty equal to a daily surcharge of 0.01% of the total amount of the contract charged against the Company. The cumulative amount of the daily surcharge may not exceed 0.5% of the total amount of the contract. If the delay exceeds 30 days from the agreed completion date, then the respective city government has the right to terminate the contract. Within 10 days from the date the Company receives the termination notice from the city government, the Company has to refund all of the money that it received from the city government, and pay 30% of the total amount of the contract as default penalty. For Jinjiang (3rd Phase), Dehua (4th Phase) e-government projects and Jinjiang Society Medical Insurance Information System project, the daily surcharge is

0.5% of the total amount of the contract and the cumulative amount  may not exceed 1% of the total amount of the contract.

For Dehua (1st and 2nd Phases), Huian, Nan’an (1st and 2nd Phase), Licheng ,Shishi, Cangshan, Minqing, Quangang, Pingtan, Mawei and Yongtai e-government projects, if the projects’ completion date is missed, there will be a penalty of daily surcharge equal to 0.5% of the total amount of the respective contracts being charged against the Company and the cumulative amount of the surcharge may not exceed 20% of the total amount of the respective contracts. If the delay exceeds 150 days from the agreed completion date, then the Company is deemed to have failed to fulfill the respective contracts and is required to return all the money received from the city Government and pay penalties equal to 20% of the total amount of the respective contracts.

For Jinjiang and Dehua Unified Command System projects, the penalty for missing the completion date is a daily surcharge of 0.5% of the total amount of the contract with the cumulative amount not to exceed 5% of the total amount of the contract.

For Jinjiang E-government Training project, there is a penalty for missing the completion date with the exact amount of such penalty to be subject to further negotiation. There is no penalty for missing the completion date in the Jinjiang E-government Maintenance and Ningbo Design and Planning projects.

The Fujian Provincial Government has selected the e-government system of the Jinjiang City Government as a model e-government system for 82 cities in the Fujian province.

Warranty.  The one year warranty is part of the services that the Company must provide under the terms of the main contracts of Jinjiang (2nd and 3rd Phases), Dehua (1st to 4th Phases), Huian, Nan’an, Licheng, Shishi e-government projects; Jinjiang and Dehua Unified Command System projects and Jinjiang Society Medical Insurance Information System project (collectively referred to as the” Main Contracts”);. Pursuant to the terms of the Main Contracts, the Company must provide free warranty services for one year commencing from the date the respective projects are delivered to the respective city governments after passing of the construction completion acceptance checks of the projects.  There is no one year warranty under the terms of the main contracts of the Jinjiang E-government Training and Maintenance projects nor under the main contract of the Ningbo Design and Planning project.

During the warranty period, the Company must send its staff to the locations for repair within 24 hours after receiving notice of repair from the management companies appointed by the city governments and if the problem cannot be fixed within 48 hours, the Company should unconditionally provide back-up systems.  If the Company does not comply, the management companies may perform the repairs using their own staff and may charge all the expenses and losses against the Company. The losses that the city governments can charge against the Company are the costs that they would incur when repairing the systems that have problems, for example: manpower, spare parts, replacement costs, etc., but not losses of business or reputation. The Company has the ability to pay for such costs if payment is necessary. During the initial 30 days of usage of the system, the Company must also sent qualified and experienced technicians to stay on-site to handle any emergency issues that may arise. After the free one year warranty period, the parties can negotiate for renewal of the maintenance services under new terms and conditions.

The costs of providing the free warranty services are the wages of the personnel of the maintenance group. The number of people ranges from 5 to 8 persons and their monthly salary is approximately RMB5,000 (around US$640) each.

The Company’s customers are mainly the various city or county governments in China.  Currently, the customers of the Company are the city governments in Jinjiang, Dehua, Huian, Nan’an, Licheng, Shishi City and Ningbo.  For the year ended December 31, 2006, the Company’s revenue derived from Jinjiang, Dehua, Huian and Nan’an city governments, who are the Company’s customers with no relationship to the Company or its subsidiaries, each exceeded 10% of the Company’s annual revenue amount.  The loss of any of them may have material adverse effect on the Company’s business.

(2)

Information and Electronic Administration Training to Chinese Officials

In February 2005, the Company was awarded a contract worth approximately $1.8 million for the provision of information and electronic administration training and program and materials to 3,500 officials of Jinjiang City Government. The training was commenced in February 2006 and will last for a period of about 2 years.

Employees

As of December 31, 2006, we had a total of 57 employees, including 24 permanent staff and 33 contract staff, all of which are full time.

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

1.

The successful completion of the e-government project for Jinjiang City Government, which has been selected by the Fujian Provincial Government as model e-government system for 82 cities in Fujian province.

2.

Success in providing information and electronic administration training for Jinjiang City officials, which has been selected by the Ministry of the Information Industry as 1 of the 4 model locations for the whole nation.

3.

The award as the first non-government corporation with the authority to provide technological achievement appraisal services for IT companies seeking government funding in China.

4.

400 experts from the Chinese Academy of Sciences and the Chinese Academy of Engineering being the consultants of the Company who are available to provide consulting services to the Company and the Company’s clients. These 400 experts agreed to provide services to China Expert Network Company Limited (“CEN”) on a voluntary basis at the time prior to the share exchange with Leopard. CEN is now a fully owned subsidiary of the Company. During that time, these experts were called upon to provide consultancy services in area of their expertise. They were compensated on a project basis if they were called upon.  In order to show their willingness to participate in the consultancy services, they had all signed a registration form with CEN which contained their personal information and agreement that they would participate in the network or consultancy service. Information in these registration forms was recorded in an database of CEN, which became a valuable asset of CEN and later the Company. However, information regarding these experts is confidential and therefore should not be disclosed without their consent.

Intellectual Property

We believe that our business is dependent in part on our ability to establish and maintain protection for our proprietary technologies, products and processes, and the preservation of our trade secrets.

In constructing the e-government systems for our customers, we designed several platforms and software programs and retain the copyrights thereof.  These copyrights, if any, exist under Chinese law. We currently have not applied for and do not hold any patents or copyright registrations relating to any of our products and services but are evaluating the economic value against the costs of registering these rights as new platforms and software programs would be designed for each new e-government project without reusing the already existing platforms and software programs. The Company believes that it has the intellectual property rights that exist in the platforms and software programs that it specifically designed or developed for the city governments. The right to use these platforms and software programs are granted to the customers but not the ownership to the platforms and software programs. As each platform and software program is specifically designed for a particular city government and is not applicable to another entity, there does not exist any explicit agreement with respect to this.

We have registered one trademark in the PRC and Hong Kong for our company logo. The registered trademark is significant to us because we believe it will provide us with name and market recognition for our products and services and distinguish the same from our competitors’ products.

Government Approval for Company’s Products or Services

Our market is presently in China. Generally speaking, there is no legislation or regulation which requires the Company to obtain government approval for the provision of the consultation and construction services relating to e-government system in China.

Our customers are presently city governments in China.  When we submit tender for an e-government contract, we submit a feasibility report for that particular city government for assessments and approval.

In China, the procurement for government’s material and projects, including e-government projects, is done by various types of bidding.

The first type is open bidding. The Chinese Government instructs a bidding agent to post the relevant open bidding notice on a specific procurement website (www.ccgp.gov.cn). Every interested bidder has to fill out a bidding form which includes the proposal of the bidder on the procurement website and paying an application fee. The bidding agent gathers the information obtained from the procurement website and delivers it to the relevant government department for further investigation and evaluation of the bidder’s qualification. The decision is made according to the qualification of the bidder, the contents of their proposals, as well as costs involved.

The second type of bidding is invited bidding. For certain kinds of projects, including the Company’s Jinjiang e-government projects, the Chinese government first conducts an investigation and evaluation on targeted service providers of the intended services. Then, via the bidding agent, the government invites the service providers that it believes to be qualified to tender their proposals and bidding applications.  Just as open bidding, the decision of the government is made on the qualification of the bidders, the contents of their proposals and costs involved.  In the Company’s case, a feasibility report would also be submitted to the city government.

The feasibility report is a report that the Company prepares as part of the consulting services that it provides to the target city government. In the feasibility report, in order to analyze whether the target city government is suitable to construct the e-government system, the Company performs a site visit to the target city government to examine and analyze the information technology infrastructure, resources and potential risk that it would face if the e-government project is constructed.  The Company gathers data, performs an analysis and advises the target city if the e-government is suitable to be constructed, and if so, a full planning of the whole e-government construction project would be included.  In some cases, the Company advises on how a target city can overcome a hindrance to e-government.

Research And Development

We did not carry out any research and development activities in 2006, and do not have any specific plans for research and development in 2007.  Each and every e-government system that the Company constructs with the respective city government is tailored to the specific needs and requirements of that specific city government.  As such, any new intellectual property rights would be developed under a new e-government contract, and the costs of such development would be booked as the project costs and included in the cost of revenue in relation to the new contract.  Therefore, the Company is able to develop a new system for a specific e-government project without spending on research and development.

Consulting

On February 13, 2004, the Company issued a total of 200,000 shares to Terry Cook as compensation for consulting services pursuant to a consulting agreement with Hudson Capital Corporation.   The consulting services to be provided pursuant to the terms of the consulting agreement included:  (i) advising and assisting in developing and implementing a market development strategy for the technology infrastructure market; (ii) advising and assisting in developing and implementing strategies designed to provide for adequate profit margins and proper management of risks related to forward pricing commitments on large infrastructure contracts; and (iii) advising in the area of long term development to competitively position the Company.

On February 23, 2004, the Company issued a total of 1,800,000 shares to the following five consultants as compensation for consulting services pursuant to consulting agreements:

(a)

A total of 240,000 shares were issued to Mr. Huan Zhuan, Wu, as compensation for consulting services related to assistance with compliance with SEC reporting requirements and evaluation of potential merger and acquisition candidates.

(b)

A total of 70,000 shares were issued to Mr. Tsz King, Chan, as compensation for consulting services related to assistance with complying with SEC reporting requirements and evaluation and implementation of a financial and internal control system.

(c)

A total of 540,000 shares were issued to Mr. Wai Hon, Chiu, as compensation for consulting services related to assistance with adopting an IT process improvement program and evaluation of the existing workflow system and performance of feasibility studies on the IT process improvement plans.

(d)

A total of 400,000 shares were issued to Mr. Mark Anthony as compensation for consulting services provided by Ambassador Capital Corporation related to corporate finance matters and evaluation and performance of feasibility studies on the US IT market.

(e)

A total of 550,000 shares were issued to Mr. Hing Bin, Lau, as compensation for consulting services related to assistance in technology support, performance of feasibility studies on IT security and protection, and development and evaluation of an internet security system and firewall protection system.

On December 28, 2004, Mr. Hing Bin, Lau did not provide services in accordance with the aforesaid consulting agreement.  Accordingly, the Company and this consultant entered into an agreement for the termination of the aforesaid consulting agreement and the surrender of 550,000 of the Company’s common stock previously granted to him.  Such common stock was canceled as a result.

On February 26, 2004, Expert Network (Shenzhen) Company Limited (“ENS”), a subsidiary of the Company entered into a Strategic Services Agreement (the “Agreement”) with Macro Business Limited (the “Consultant”).

Pursuant to the terms of the Agreement, in consideration of consulting services rendered to ENS by the Consultant, the Company agreed to issue 1,101,205 shares of its common stock. The Agreement provided for the sourcing of e-government contracts by the Consultant to ENS in the event that that ENS engages the Consultant for the purpose of marketing and corporate communication throughout the People’s Republic of China. Upon the successful execution of a contract sourced by the Consultant to ENS, ENS shall pay a commission to the Consultant payable in cash or in shares of the Company’s common stock, at the discretion of ENS. The Agreement shall continue indefinitely and is subject to termination by either party upon 30 days prior written notice to the other party.

The commission to the Consultant, paid either in cash or shares of common stock of the Company, will equal fifteen percent (15%) of Gross Income (the “Commission”) of each e-government contract payable to the Consultant at least six months after each e-government contract is signed but not later than eight months after such contract is signed.

On June 17, 2005, ENS entered into a Consulting Agreement (“the Consulting Agreement”) with Zhao Wei (“Zhao”) of China e-internet Technologies Limited. Pursuant to the terms of the Consulting Agreement, in consideration of consulting services rendered to the Company by Zhao, The Company agreed to issue 1,056,911 shares of its common stock to Zhao as a commission for the sourcing of the Huian County e-Government contracts by Zhao for the ENS. Upon the successful execution of a contract sourced by the Zhao to ENS, ENS shall pay a commission to Zhao payable in cash or in shares of the Company’s common stock, at the discretion of ENS. The Agreement shall continue indefinitely and is subject to termination by either party upon 30 days prior written notice to the other party.

The commission to Zhao, paid either in cash or shares of common stock of the Company, will equal ten percent (10%) of Gross Profit (the “Commission”) of each e-government contract payable to Zhao within thirty (30) days after the execution date of such e-government contract.

On January 2, 2006, ENS entered into a Supplementary Agreement (the “Supplementary Agreement”) with China e-Internet Technologies Limited (“e-Internet”). The Supplementary Agreement is executed for the purpose of amending and supplementing the Consultant Agreement. Pursuant to the terms of the Supplementary Agreement, the Company agreed to issue 1,179,150 shares of its common stock to e-Internet as a commission in consideration of the sourcing by e-Internet of the Licheng District City e-government contract and the performance by e-Internet of all preliminary work related to such e-government project, including Electronic Administration planning, design and other related works.

The commission to e-Internet, or the designated person of e-Internet to receive such commission,, was in the amount equal to 15% of the estimated gross profit of the Licheng District City e-government contract payable to e-Internet in shares of the Company’s common stock within one week after the main contract of the Licheng District City e-government project was signed.

On March 2, 2006, ENS entered into a consulting agreement with FuJian Internet Consultants Limited (the “FuJian Internet Agreement”). Pursuant to the FuJian International Agreement, FuJian Internet Consultants Limited (“FuJian Internet”) was engaged to provide consulting services related to the sourcing of e-government contracts in the Fujian province of China. The term of the FuJian Internet Agreement is for a period of one year.

Under the FuJian Internet Agreement, the Company agreed to pay a commission equal to fifteen percent (15%) of the estimated gross profit to be earned by ENS on any e-government contracts sourced by FuJian Internet. The estimated gross profit is to be determined by the ENS in its sole discretion. No commission will be payable to FuJian Internet for future phrase of the original contract or any future contracts executed by ENS with the same city government. Such commission is payable to FuJian Internet in shares of the Company’s common stock and is due and payable within ten (10) days after a certificate for commencement of work is granted to ENS by the relevant city government for purposes of commencing work under the executed e-government contract.

Other than in respect to the respective consultant agreements, there are no material relationships between the Company and any of the consultants contained in this Form 10-K and in the Company’s other filings with the Securities and Exchange Commission.

All the shares issued to the consultants were issued pursuant to registration statements on Form S-8. The amount of commission is usually pre-determined to be equal to 10% to 15% of the Gross Profit of the contracts that the consultants bring in. Then the number of shares to be issued would be equal to the amount of commission to be paid divided by the average closing price for the Company’s stock on the 5 business days or 5 days’ VWAP (Volume Weighted Average Price) immediately before the execution date of the e-government contracts. For the latest consultant agreement with Fujian Internet Consultants Limited, the value of shares to be paid to the Consultant is valued at the average closing price of the Company’s common stock from January 2, 2006 to March 2, 2006

On November 9, 2006, ENS entered into a consultant agreement with Cangshan Science Park Huada Electronic Information Technology Development Company (“Huada”). Pursuant to the consultant agreement, Huada was engaged to provide consulting services related to the sourcing of e-government contracts in the Cangshan District of Fuzhou City located in Fujian Province.

Under this consultant agreement, the Company has agreed to pay Huada a cash commission equal to 4%of the total contract sum of any e-government contract sourced by Huada. The commission is payable to Huada within 20 business days after the date the Company signed the main contract of the e-government project sourced by Huada. The consultant agreement will also be terminated once the main contract is signed and the commission is paid, or that no main contract is signed for the e-government in the Cangshan District.

The Company signed the main contract of the Fuzhou City Cangshan District e-government project on November 13, 2006 and paid the full amount of the commission in the sum of RMB4.8 million, or approximately US$600,000, to Huada on November 27, 2006.

On November 27, 2006, ENS entered into another consultant agreement with Minqing Jin Nuo Information Technology Co. Ltd. (“Jin Nuo”). Pursuant to the consultant agreement, Jin Nuo was engaged to provide consulting services related to the sourcing of e-government contracts in the Minqing County of Fuzhou City located in Fujian Province.

Under this consultant agreement, the Company has agreed to pay Jin Nuo a cash commission equal to 5%of the total contract sum of any e-government contract sourced by Jin Nuo. The commission is payable to Jin Nuo within 10 business days after the date the Company signed the main contract of the e-government project sourced by Jin Nuo. The consultant agreement will also be terminated once the main contract is signed and the commission is paid, or that no main contract is signed for the e-government in the Minqing County.

The Company signed the main contract of the Fuzhou City Minqing County e-government project on November 28, 2006 and paid the full amount of the commission in the sum of RMB10 million, or approximately US$1.3 million, to Jin Nuo on December 6, 2006.

On December 11, 2006, ENS entered into a consultant agreement with Quanzhou Guo Guang Scientific Technology Development Company Limited (“QGG”). Pursuant to the consultant agreement, QGG was engaged to provide consulting services related to the sourcing of e-government contracts in the Quangang District of Quanzhou City located in Fujian Province.

Under this consultant agreement, the Company has agreed to pay QGG a cash commission equal to 6%of the total contract sum of any e-government contract sourced by QGG.  The commission is payable to QGG within 20 business days after the date the Company signed the main contract of the e-government project sourced by QGG. The consultant agreement will also be terminated once the main contract is signed and the commission is paid, or that no main contract is signed for the e-government in the Quangang District.

The Company signed the main contract of the Quanzhou City Quangang District e-government project on December 12, 2006 and paid the full amount of the commission in the sum of RMB15.2 million, or approximately US$1.9 million to QGG on December 25, 2006.

On December 13, 2006, ENS entered into a consultant agreement with Pingtan County Shun Wei Information Technology Company Limited (“PCSW”). Pursuant to the consultant agreement, PCSW was engaged to provide consulting services related to the sourcing of e-government contracts in the Pingtan County of Fuzhou City located in Fujian Province.

Under this consultant agreement, the Company has agreed to pay PCSW cash commission equal to 5%of the total contract sum of any e-government contract sourced by PCSW.  The commission is payable to PCSW within 20 business days after the date the Company signed the main contract of the e-government project sourced by PCSW. The consultant agreement will also be terminated once the main contract is signed and the commission is paid, or that no main contract is signed for the e-government in the Pingtan County.

The Company signed the main contract of the Fuzhou City Pingtan County e-government project on December 13, 2006 and paid the full amount of the commission in the sum of RMB9.22 million, or approximately US$1.2 million, to PCSW on December 25, 2006.

On December 18, 2006, ENS entered into a consultant agreement with Fuzhou C.H. Network Science & Technology Ltd. (“C.H.”). Pursuant to the consultant agreement, C.H. was engaged to provide consulting services related to the sourcing of e-government contracts in the Mawei District of Fuzhou City located in Fujian Province.

Under this consultant agreement, the Company has agreed to pay C.H. cash commission equal to 4%of the total contract sum of any e-government contract sourced by C.H..  The commission is payable to C.H. within 20 business days after the date the Company signed the main contract of the e-government project sourced by C.H.. The consultant agreement will also be terminated once the main contract is signed and the commission is paid, or that no main contract is signed for the e-government in the Mawei District.

The Company signed the main contract of the Fuzhou City Mawei District e-government project on December 18, 2006 and paid the full amount of the commission in the sum of RMB7.14 million, or approximately US$900,000, to C.H. on December 26, 2006.

On December 19, 2006, ENS entered into a consultant agreement with Yongtai Jia Zheng Consultants Company Limited (“JZ”). Pursuant to the consultant agreement, JZ was engaged to provide consulting services related to the sourcing of e-government contracts in the Yongtai County of Fuzhou City located in Fujian Province.

Under this consultant agreement, the Company has agreed to pay JZ cash commission equal to 5%of the total contract sum of any e-government contract sourced by JZ.  The commission is payable to JZ within 20 business days after the date the Company signed the main contract of the e-government project sourced by JZ. The consultant agreement will also be terminated once the main contract is signed and the commission is paid, or that no main contract is signed for the e-government in the Yongtai County.

The Company signed the main contract of the Fuzhou City Yongtai County e-government project on December 19, 2006 and paid the full amount of the commission in the sum of RMB11.7 million, or approximately US$1.5 million, to JZ on December 26, 2006.

The Company has no further or contingent obligations under any executed consultant agreements. It has the discretion and final decision in determining whether to accept any e-government contracts sourced by the independent consultants.

In the future, the Company will continue to use the service of independent consultant to explore the potential of e-government contracts in new cities. However, subject to the availability of cash, the Company intends, whenever possible, to pay commissions to consultants in cash.

None of the independent consultants, including the sales consultant, who has been retained by the Company, are the employees of the Chinese government, including a local province / municipality of such government.

Promotion of Business

There are a few ways that the Company can develop new businesses in new cities as well as existing cities that it has already signed contract with. Firstly, the management team invited new member from different background to broaden its experience. For example, Mr. Huang Tao who has more than 20 years of experience in the banking and finance industry is appointed as director and is currently our Chairman. The costs would be the remuneration paid to the management team member.

Secondly, The Company would use independent consultants who are not employees of the Chinese Government but have tides and knowledge of the local cities where they have citizenship to explore opportunities in new cities. The costs of using these independent would be the amount of commission, usually payable in shares of the Company’s common stock or cash, paid to these consultants. In future, the Company would explore more on the possibility of paying commission by cash.

In addition, the quality of services provided to the existing cities’ e-government would also win reputation in the e-government market. As such, full understanding of the cities governments’ needs and resources during the planning and design process, frequent communication with the government officials before, during and even after a project has completed is essential for maintaining good quality of the Company’s works.

Other

All the business operations of the Company, since the reverse merger on February 9, 2004, were and still are located in China.  Therefore, all the revenue, property and equipment, prepaid expenses, intangible assets and deferred tax assets were located in China for the fiscal year ended December 31, 2006, and for the fiscal year ended December 31, 2005 are attributed to external customers located in China. There was also no other long-lived asset.

ITEM 1A.

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

Risk Related To Our Business

OUR SUCCESS WILL DEPEND ON PUBLIC ACCEPTANCE OF E-GOVERNMENT SERVICES IN CHINA, AND THE LACK OF PUBLIC ACCEPTANCE OR CHANGES IN CENTRAL GOVERNMENT’S POLICY TOWARDS E-GOVERNMENT SERVICES COULD RESULT IN OUR FAILURE TO OBTAIN NEW E-GOVERNMENT CONTRACTS FROM EXISTING CITIES IN FUJIAN PROVINCE OR TO EXPAND TO CITIES OUTSIDE FUJIAN, WHICH MAY FORCE US TO CURTAIL OR CEASE BUSINESS OPERATION

Our current customers are mainly municipality governments in China, for which we provide large-scale e-government construction and maintenance, as well as information technology training for city officials.  Contracts with the municipality governments account for approximately 100% of our revenues.  We cannot be certain that a viable e-government market for these information technology and training services will be sustainable in the future.  If this market is not sustained in China and we are unable to refocus our services on the private sector market or other in-demand technologies, our growth would be negatively affected. On the other hand, although the Chinese Premier, Mr. Wen Jiabao pledged transparency for Government affairs through the implementation of e-government technology solutions in China at the 10th National People’s Congress Held on March 5, 2005 and, again called for a more rapid deployment of e-government systems to improve efficiency and services for the general public in his speech at the national e-government meeting held on June 12, 2006, which caused the recently increased focus on and funding for technology initiatives in the municipality governments in China, we cannot be certain that these initiatives will continue in the future. As such, uncertainties in the viability of e-government market, lack of public acceptance in e-government services, or changes in the Central governments policy toward e-government development could result in a change of focus or reductions in funding from the municipality governments for technology initiatives, which may cause our failure to obtain new e-government contracts from existing cities within Fujian province or to expand our business to cities outside Fujian province.  If there is a limitation in the growth or expansion of our e-government market in China, our revenues will be adversely affected and we may be forced to curtail or cease our business operations.

OUR CUSTOMERS ARE CITY GOVERNMENTS IN CHINA, AND SOME OF THESE CUSTOMERS MAY BE ABLE TO CANCEL, REDUCE OR DELAY THEIR ORDERS WITHOUT PENALTIES, WHICH WOULD ADVERSELY AFFECT OUR REVENUE

Generally, in some of our e-government contracts such as Jinjiang (3rd Phase), Dehua (1st, 2nd and 4th Phases), Huian, Licheng City, Shishi City and Nanan (1st and 2nd Phases), our customers may cancel, reduce or delay orders and commitments in their sole discretion and in certain circumstances without penalty, except in the event that such cancellation, reduction or delay orders are caused by the city governments’ default. If significant or numerous cancel, reduce or delay orders occur, our operating results could be materially and adversely affected as we rely almost 100% on the e-government contracts with the various city governments as our revenue. If significant or numerous cancellation or reduction of order from city governments occur continuously in the future, our revenues will significantly decrease and this may force us to curtail or cease our business operations.

WE MAY NOT BE ABLE TO MAINTAIN OUR TECHNOLOGICAL EXPERTISE AND ADVANCEMENT, WHICH WOULD MAKE US LESS COMPETITIVE AND WOULD ADVERSELY AFFECT OUR BUSINESS GROWTH

The technology for e-government construction that we provide is different from the other e-government service providers. We provide a fully integrated single platform system which runs on an intranet which connects the various departments within a city government, while the other service providers connect the different systems currently being run by the various departments. However, the markets for our e-government system construction services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

-

develop cutting edge technology for e-government system construction which is different from the other service providers;

-

successfully anticipate or respond to technological changes in e-government processes on a cost-effective and timely basis; and

-

develop and market our e-government services which meet changing customers’ needs;

We cannot be certain that we will develop cutting edge technology for e-government system construction, or that the technology that we developed can meet our customers’ needs in the future. Also, the emergence of new technologies, industry standards or customer requirements may render our e-government construction technology or processes obsolete or noncompetitive. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements will harm our ability to attract new customers within the Fujian province or expand our business to cities outside Fujian province.  Our inability to maintain and expand our customer base could force us to curtail or cease our business operations.

WE HAVE AN UNPROVEN BUSINESS MODEL AND A SHORT OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS. IF OUR ESTIMATION OF BUSINESS PROSPECTS AND RISKS IN THE CURRENT CHINA MARKET ARE WRONG, WE MAY ENCOUNTER DIFFICULTIES IN OBTAINING NEW CONTRACTS AND MAINTAINING OUR BUSINESS GROWTH, HENCE CAUSING CESSATION OF OUR BUSINESS OPERATION

We started our current business in China in 2003. We have only a limited operating history in China upon which to base an evaluation of our current business and future prospects and we have yet to receive widespread acceptance of our services because the e-government technology that we are providing to our customers is different from the technology offered by other service providers. Our limited operating history and the overall economic and political environment in China make an evaluation of our business and prospects very difficult. We encounter certain risks and difficulties including, but are not limited to, the following:

-

our new and unproven business model and technology;

-

the difficulties we face in managing rapid growth in personnel and operations;

-

the response by our customers, which are city governments, and strategic partners to our products and services;

-

the timing and success of new product and service introductions and new technologies by our competitors; and,

-

our ability to build awareness and receive recognition in the information technology market in China.

We may not be able to successfully address any of these risks.  Failure to adequately do so could seriously impair our ability to operate, cause our revenues to decline and force us to curtail or cease our business operations.

THE OVERALL ECONOMIC, POLITICAL AND SOCIAL CONDITIONS IN CHINA, AS WELL AS GOVERNMENT POLICIES COULD ADVERSELY AFFECT THE GROWTH OF OUR BUSINESS

All of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including in the areas of government involvement; level of development; growth rate; control of foreign exchange; and allocation of resources.

The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. As such, the Chinese government’s policies towards economic growth, political stability and allocation of resources would highly affect the environment for our business operation.

In the event the overall economic, political and/or social conditions in China deteriorate, the resources that the government can be devoted to technology development e.g. e-government projects’ development may be reduced and the environment for our business expansion will be adversely affected.

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

THE COMPANY RELIES ON ONLY A FEW MAJOR CUSTOMERS WHICH ACCOUNT FOR ALL OF THE COMPANY’S REVENUE.

Currently, the major customers of the Company are the city governments of different cities within Fujian province of China, which accounted for all of the Company’s revenue. Up to the present date, among the 82 cities within the Fujian province, the Company has obtained e-government contracts from the city governments of 12 cities.

As the Company’s e-governments projects are targeted mainly to the various city governments in different provinces in China and the services to be provided are designed to cope with the needs, requirements and conditions of the administrative approval systems of the various city governments, they may not be applicable to private enterprises. If the Company cannot source new e-government contracts from other cities within the Fujian province, or expand its e-government business to other provinces outside Fujian province, then the Company revenue will decline and force us to curtail or cease our business operation.

OUR OPERATIONS AND MANAGEMENT ARE LOCATED OUTSIDE THE U.S. IT MAY BE DIFFICULT TO SERVE US WITH LEGAL PROCESS OR ENFORCE JUDGMENTS AGAINST OUR MANAGEMENT OR US

All or substantial portion of our business operations and assets are located in China. In addition, our directors and officers are non-resident of the United States and all or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect services of process within the United States upon such persons. Moreover, there is doubt as to whether the courts of China would enforce:

-

judgments of United States courts against us, our directors or our officers based on the civil liability provisions of the securities laws of the United States or any state: or

-

in original actions brought in China, liabilities against non-residents or us based upon the securities laws if the United States or any state.

DURING THE INITIAL STAGE OF A NEW E-GOVERNMENT PROJECT, THE COMPANY WILL MAKE PREPAYMENT TO SUPPLIER FOR THE PROCUREMENT OF HARDWARE AND DOWN PAYMENTS TO SUB-CONTRACTORS FOR THE DEVELOPMENT OF SYSTEMS BEFORE RECEIVING PAYMENT WHICH MAY CREATE CASH FLOW PROBLEMS TO THE COMPANY

During the first few months of a new e-government project, the Company is generally required to make prepayments to hardware suppliers and down payment to sub-contractors to lock up their resources and to show to the city government that the Company has the ability to complete the e-government project. Depending on the size of the specific project, the total amount of prepayments the Company is required to make before receiving any reimbursement from its customer may be substantial.  Although this negative cash flow will only last for an average of 6 months when the city government will then start to make payment, if the Company does not have sufficient cash in hand, or cannot raise enough funding to cover these prepayment and down payment obligations, or in the event that the Company is growing rapidly and is required to commence several projects at the same time, then the commencement of the projects will have to be delayed or even ceased which may cause our business operation to cease as well and the Company may incur legal liability to its customers. This negative cash flow problem may also limit the Company’s business growth.

FOREIGN EXCHANGE CONTROL OF THE CHINESE GOVERNMENT MAY IMPACT OUR ABILITY TO PAY DIVIDENDS OR SATISFY OTHER FOREIGN EXCHANGE REQUIREMENTS

Pursuant to the Foreign Exchange Control Regulations of China issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of China which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by foreign invested enterprises, or FIEs for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible.  FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in China.  Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the Chinese government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in China (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.  Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

China Expert’s wholly owned subsidiary, namely, Expert Network (Shenzhen) Co. Ltd., is a foreign invested enterprise to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

China Expert’s assets are predominantly located inside China.  Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency's approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation

UNDER OUR E-GOVERNMENT CONTRACTS, WE CAN BE PENALIZED FOR A DELAYED COMPLETION DATE WHICH MAY ADVERSELY AFFECT OUR CASH FLOW AND REVENUE, AND ALSO WOULD AFFECT THE PROFITABILITY OF THE COMPANY

Pursuant to the terms of our e-government contracts, if the completion date of the project is delayed, the Company is required to pay a penalty to the city government. For example, for Dehua (1st and 2nd Phases), Nan’an (1st and 2nd Phases), Huian, Licheng, Shishi, Cangshan, Minqing, Quangang, Pingtan, Mawei and Yongtai e-government projects, if the completion date is missed, there will be a penalty in the form of a daily surcharge equal to 0.5% of the total amount of the contract up to a maximum total cumulative amount equal to 20% of the total amount of the respective contracts. If the delay exceeds 150 days from the agreed completion date, then the Company is deemed to have failed to fulfill the respective contracts and is required to return all the money received from the city government and pay penalty equal to 20% of the total amount of the respect contract.

If the Company cannot finish any of its contracts within the contracted completion date, the extensive penalty may create cash flow problems to the Company especially if during the same period we miss the completion of more than one project.  The obligation to pay such penalties could have a material adverse affect on our cash flow and profitability, which, in turn, could force us either to curtail or cease our business operations. There are other projects that have just commenced, and there will only be cash outflow to prepay the suppliers and subcontractors to lock up their resources before any payment is received from the city governments. This could materially affect profitability.

RECENT TAX REFORM OF THE PRC CORPORATE INCOME TAX MAY IMPACT OUR PROFITABILITY

On March 16, 2007, the National People’s Congress of the PRC approved and promulgated the Corporate Income Tax Law and it will be come into effect on January 1, 2008.  Under this new tax law, domestic enterprises and foreign invested enterprises are subject to the standardized tax rate of 25%.

China Expert’s wholly owned subsidiary, namely, Expert Network (Shenzhen) Co. Ltd., is a foreign invested enterprise established in Shenzhen, which is one of the Special Economic Zones in PRC, and is subject to a preferential tax rate of 15%.  Under the new tax law, the tax rate will be increased to 25% with effective from January 1, 2008, and this increase in tax rate will reduce the Company’s overall profitability, namely net income after tax.  There will be transitional arrangement under the new tax law to alleviate the impact of increased tax rate and the concrete transitional plan is still under discussion.

ITEM 2.

DESCRIPTION OF PROPERTIES

The Company does not own any real property.

Since February 9, 2004, the executive office of the Company is located at Room 2703-04, Great Eagle Centre, 23 Harbour Road, Wanchai, Hong Kong.  The executive office is provided to the Company by its subsidiary, CEN at a monthly rental of $8,840.  CEN has a written lease agreement.  The total area that is rented is about 2,756 sq feet.  With effective from April 2, 2007, the office has been relocated to Room 2611-13, Great Eagle Centre, 23 Harbour Road, Wanchai, Hong Kong.

The Company has set up two operating offices respectively in Shenzhen city and Jinjiang city of Fujian province.

The office in Shenzhen city is located at 31/F, Development Centre, 2010 Renminnan Road, Shenzhen, China. This office is provided to the Company by Mr. Lai Man Yuk at a monthly rental of $11,517 which was predetermined by both parties with reference to market rentals. The Company paid $138,203 as rental for this office in the fiscal year of 2006. The operating lease arrangements, which have a leasing period of one year and are renewed annually, are non-cancelable and rentals are paid on a monthly basis. The total area that is rented is 1,763 sq metre.

The office in Jinjiang city of Fujian province is located at the 7/F, Electrical Building, Jinjiang, Fujian, China. This office is provided by the Jinjiang Gongcheng Management Services Co. Ltd. at a monthly rental of $1,833 from February 9, 2004 to April 20, 2004 and $2,444 from April 21, 2004 to December 31, 2006 due to increase in rental area. These monthly rental were predetermined by both parties with reference to market rentals. The operating lease arrangements, which have a total leasing period of 39 months, are non-cancelable and as both parties are parties to the Jinjiang E-government Project, it was agreed that the aggregated rental payment shall be deducted from the last installment of the Project’s money payable by Jinjiang Gongcheng Management Services Co. Ltd.  The total area that is rented is 200 sq metre from February 9, 2004 to April 20, 2004 and 250 sq metre from April 21, 2004 to December 31, 2006.

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

On September 15, 2006, the Company was served with a Summons and Complaint in a legal action case no. 06CV6851 (SAS) (the “Action”) filed by First Montauk Securities Corp in the United States District Court for the Southern District of New York.  First Montauk seeks damages in the amount of $600,000 plus interest, costs and attorneys fees as a result of an alleged breach by the Company of a Fee Agreement dated September 8, 2004 (the ‘Agreement”). The Company believes the complaint is without merit and will defend the case accordingly.

On October 26, 2006, the Company filed and served on First Montauk Securities Corp an Answer and Counterclaim in the Action seeking damages in an amount to be determined at trial plus interest , costs and attorney fees as a result of First Montauk‘s breach of the Agreement which First Montauk failed to carry out its obligation under the Agreement.

In December 2006, both the Company and First Montauk filed and served the First Set of Interrogatories and First Set of Document Request on the other party. Both parties filed and served their Responses and Objections to the First Set of Interrogatories and First Set of Document Request on January 17, 2007.

On March 12, 2007, a mediation was held and participated by both parties but no agreement to settle the Action has been reached.

On March 21, 2007, the parties have reached an agreement for full and final settlement of the Action.  The agreed settlement amount has been properly recorded in the 2006.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2006.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Market Information.  The Company’s shares trade on the OTC Bulletin Board under the symbol “CXTI.”  As of March 15, 2007, the Company had 30,918,646 common shares outstanding.

The following table summarizes the high and low closing sales prices per share of the common stock for the periods indicated as reported on The OTC Bulletin Board:

	(U.S. $)

2005	HIGH	LOW
First Quarter	$1.28	$0.86
Second Quarter	$1.05	$0.46
Third Quarter	$3.37	$0.50
Fourth Quarter	$2.23	$0.56

2006	HIGH	LOW
First Quarter	$2.99	$1.58
Second Quarter	$2.79	$1.83
Third Quarter	$3.16	$2.26
Fourth Quarter	$6.48	$2.25

The prices presented reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

(b)

Holders.  As of March 15, 2007, China Expert had an estimated 63 record holders of common stock.

(c)

Dividends.  The Company has not declared or paid any cash dividends on its common stock during the years ended December 31, 2006 or 2005.  The Company will base any issuance of dividends upon its earnings, financial condition, capital requirements and other factors considered important by its board of directors.  Nevada law and the Company’s certificate of incorporation do not require the board of directors to declare dividends on the Company’s common stock.  The Company expects to retain all earnings, if any, generated by its operations for the development and growth of its business and does not anticipate paying any dividends to its stockholders for the foreseeable future.

Stock Compensation Program

Effective as of January 20, 2006, the Company adopted the China Expert Technology, Inc. Stock Compensation Program (“the Stock Compensation Program”), and reserved up to 800,000 shares for issuances under the Program.  The proposed maximum offering price per share was US$1.76 and the proposed maximum aggregate offering price was US$1,408,000.  The purpose of the Program is to attract and retain key employees, consultants and other persons, and to provide such key individuals with an additional incentive to contribute to the success of the Registrant.  On January 25, 2006, the Company issued 800,000 shares of common stock to various employees who were identified by the Company as eligible to participate in the Stock Compensation Program At the issuance date, the market price was US$2.09 per share and employees’ benefit amounting to US$1,672,000 was charged against income. This was the only Stock Compensation Plan adopted by the Company.  In this Plan, all the 800,000 shares of the Company’s common stock were issued to those employees who have worked for the Company for 4 or more years and contributed to the Company’s development of current business model.  None of these employees’ were officers or directors of the Company.  There were no stock options plan granted to any employees, nor any shares reserved for any stock options plan.  A registration statement on Form S-8 registering these 800,000 shares for issuance was filed on January 24, 2006 with all the 800,000 shares issued on January 25, 2006.  The shares were granted in addition to the salary of those receiving employees.  This Stock Compensation Plan is a one-time grant only.  There will be no contingency or obligation for the Company to pay further stock.

On January 23, 2006, the Stock Incentive Plan that was approved by the shareholders of Leopard at the general meeting of the stockholders on January 21, 2003 (the “2002 Plan”) was discontinued and terminated.  Under the 2002 Plan, the Registrant reserved 825,000 shares of common stock for the options.  No options or awards have been made or exercised since the adoption of the 2002 Plan.

ITEM 6.

SELECTED FINANCIAL DATA

The following table sets forth the selected historical financial information as of the dates and for the periods as indicated.

The selected financial information for each of the three fiscal years ended December 31, 2006, 2005 and 2004 has been derived from, and should be read in conjunction with, the audited financial statements and other financial information presented elsewhere herein.  The selected financial information for each of the two fiscal years ended December 31, 2003 and 2002 has been derived from the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004 not included herein.  Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	US$	US$	US$	US$	US$
			(restated)
Consolidated Summary of Operations

Revenue	66,059,245	35,568,606	26,831,135	5,666,934	1,250,100
Cost of revenue	(31,301,262)	(18,887,176)	(14,469,900)	(2,706,174)	(356,850)
Gross profit	34,757,983	16,681,430	12,361,235	2,960,760	893,250
Income (loss) from Operations	21,208,453	14,172,531	6,685,162	1,512,984	(884,209)
Income Before Income Tax	13,074,100	9,260,719	6,709,512	1,513,729	(883,721)
Net Income (loss)	7,844,214	6,503,319	4,826,841	1,210,413	(950,888)
Net Income (loss) Per Share
Basic	US$0.28	US$0.26	US$0.20	US$0.06	US$(0.05)
Diluted	US$0.22	US$0.26	US$0.20	US$0.06	US$(0.05)
Weighted Average Common Stock Outstanding
Basic	28,498,423	24,545,570	23,673,802	19,935,000	19,935,000
Diluted	28,990,845	24,545,570	23,673,802	19,935,000	19,935,000

Consolidated Balance Sheet Data

Cash & Cash Equivalents	10,073,823	7,326,595	3,265,318	47,223	299,333
Total Current Assets	65,916,536	34,695,948	17,129,453	3,076,833	549,805
Total Assets	67,712,601	35,787,447	19,274,045	4,119,505	2,300,422
Total Current Liabilities	8,435,224	14,479,232	6,628,867	2,863,708	2,255,038

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Combination Between The Company And China Expert Network Company Limited

The principal terms of the combination were that the Company, which was named Leopard Capital Inc. (“Leopard”) at that time, would acquire all of the issued and outstanding common stock of China Expert Network Company Limited (“CEN”) from the shareholders of CEN solely in exchange for the issuance of voting stock of Leopard Information.  The shareholders of CEN at that time were: China Data Holdings Limited, Ibroader Developments Limited, China Link Investment Group Limited, I-Mode Technology and Skyview Industry Limited.

The consideration to be issued by Leopard was 19,935,000 shares of its common stock (“the Exchange Shares”) in exchange for 30,000,000 shares of CEN’s shares, representing all of the issued and outstanding shares common stock of CEN. The Exchange Ratio was approximately 1:1.50489 (i.e. one share of Leopard common stock for 1.50489 shares of China Expert common stock. Pursuant to the terms of the combination between Leopard and CEN, Leopard should issue, 200,000 shares of its common stock to Hudson Capital Corporation or its designees as compensation for marketing-related services as specified in a consulting agreement between Leopard and Hudson Capital Corporation, 400,000 shares of its common stock to Mid-Continental Securities Corp. or its designees and 800,000 shares of its common stock to First Asia Private Equity Investment Limited or its designees as compensation for consultant services that these consultants provided. Other than the shares exchanged and issuance of consultant shares, there was no other disposal of significant amount of assets under the terms of combination.

The names of the parties negotiating the terms of the combination were Terry G. Cook, Director of Leopard on behalf of Leopard and Samuel Lo, the then Legal Counsel of China Expert on behalf of China Expert. The acquisition price, (i.e., the number of shares exchanged between Leopard and China Expert) were the terms of exchange proposed by Leopard as a result of the arms length negotiation between Leopard and China Expert. The third parties involved in this transaction were the above mentioned 3 consultants and their compensation was the common stock issued by Leopard as described above. The effect of the acquisition was a change in the control of Leopard. Upon completion of the share exchange and the related share issuance, Leopard has a total of 22,063,474 shares issued and outstanding, of which 19,935,000 or approximately 90.35% were owned by the shareholders of CEN. The remaining 2,128,474 shares include 728,474 shares retained by the initial shareholders of Leopard, and 1.400,000 shares issued to consultants in conjunction with completion of the share exchange transaction. The share exchange resulted in the shareholders of CEN becoming the owner of greater than 50% of the common stock of Leopard and such an exchange was treated as a reverse takeover with CEN as the accounting acquirer (legal subsidiary) and Leopard as the accounting acquiree (legal parent).

Before the share exchange, there was no relationship between the Company (neither Leopard nor CXTI), its directors, officers and affiliates and CEN. No control persons of the Company received cash consideration in connection with the change in control and/or business combination. No finder’s fees were paid, however, there were 1.4 million consulting shares issued as described above.

None of the pre-existing shareholders in Leopard maintains an ownership interest in the post-merger company, that is, the Company.

Overview

The Company’s business focus is on the provision of project consulting, management, planning and designing services to the city governments for their e-government projects, as well as providing training to the operational staff of the city governments and maintenance to the projects upon completion of construction.

Currently, the Company’s customers are mainly the city governments in the Fujian province, e.g. Jinjiang, Dehua cities. Fujian province is one of the coastal provinces of China which is located closely to Taiwan. As such, bigger cities in Fujian like Jinjiang attracted a lot of Taiwan enterprises, especially shoe and textile manufacturers to set up their manufactory factories there to enjoy the lower operational costs and to enter the market of China. Among the 82 cities in the Fujian province, the Company has already obtained e-government contracts in 12 cities. The Company estimates that about 30% of these 82 cities, that is, about 25 cities will be suitable to apply its e-government projects.  In addition, the Company has recently stepped out of the Fujian province by signing a contract with the city government of Ning Bo City, which is located in the Zhejiang province, for the provision of feasibility study. The Company has completed the Jinjiang (1st phrase), which is now under a 3 years maintenance contract. The Company has focused its operations in Fujian province because it believes that the cities in this province are comparatively rich among the so-called “second tier cities” as a result of tax revenue from foreign investment and it believes that there are needs of more advanced government services and infrastructure to attract more foreign investment to these cities.

Before obtaining the e-government contact from a new city, the Company will send its project managers or its authorized agent, that is, the independent consultants who are not employee of the Chinese Government, to contact the city government officials in order to get information about what are the systems that may be needed by the specific city governments. After studying the conditions and infrastructures of the cities, a feasibility study would be produced for the city government officials to review and approve. In this feasibility report, the Company will list out the result of its examination, specify whether and how the Company’s e-government project can be constructed there and also specify the estimated costs that the city government will have to spend to complete the projects.

Upon signing of the e-government main contracts with the city governments, the Company will sub-contract out most of the work for the development of the software to outside sub-contractors and procure the hardware on behalf of the city government. The role of the Company will then become the manager to monitor the work of the sub-contractors used and to communicate with the city governments to ensure that the city governments are satisfied with the software developed and hardware purchased.

In its operations to date, the Company has targeted so-called “second tier” cities in China which it believes have the resources and determination to construct an e-government system but are not as large or as well known as the first tier cities like Beijing and Shanghai. By doing so, the Company has attempted to eliminate the need to directly compete with the big multi-national corporations who have already penetrated the e-government market in those first tier cities. The Company also believes that the solutions it provides are different from other current e-government project providers. One of the services provided by the Company is to spend time to understand the needs and background of the city governments, then suggest the appropriate, tailor-made solution to cope with the requirements of the city governments, while those big multi-national corporations will try to sell their ready made software to the city governments. The city governments may have to change themselves in order to use the software.

Also, under the e-government projects constructed by the Company, the system we develop for the city governments will be a fully integrated system with a single platform to be used by all the departments in a single city government. The system runs on an intranet while there are web portals for  communications with the general public. In other words, all the city government departments are looking at and communicating with each other in the same system and platform.

One challenge to the Company is how to expand its business out of Fujian province. Currently, the Company has entered 12 out of the 25 cities in Fujian province that it estimated to be suitable to apply its e-government systems. However, more in-depth study may reveal that some of the additional cities currently being targeted by the Company are not suitable to, or do not have, the resources to construct the Company’s e-government system or have contracted with one of the Company’s competitors. As such, expanding its business out of Fujian has always been one of the Company’s top business priorities. The Company is currently developing a marketing strategy for sourcing new e-government contracts from the appropriate cites while at the same time seeking to avoid direct competition with big multi-national corporations.

During the year 2006, the Company has been awarded 14 new e-Government contracts with a total contract sum of $251.7 Million, namely Jinjiang (4th Phase), Dehua (3rd and 4th Phases), Nanan (2nd Phase), Licheng, Shishi City, Yinzhou District Ningbo City, Dehua Unified Command System, Cangshan District, Minqing County, Quangang District, Pingtan County, Mawei District and Yongtai County.  The Company has also commenced the application training and system maintenance services for Jinjiang e-Government system during the year.

The following is a summary of the projects on hand as of December 31, 2006 (in $Million):

Projects	Tentative Start Date	Target Completion Date	Contract Sum	Recognized in 2003	Recognized in 2004	Recognized in 2005	Recognized in 2006	O/S Contract Sum
Jinjiang (1st Phase)	Apr 03	Jan 05	24.7	4.7	17.8	2.2	--	--
Jinjiang (2nd Phase)	May 05	Aug 06	9.9	--	--	7.9	2	--
Jinjiang (3rd Phase)	May 05	Aug 06	12.5	--	--	6.7	5.9	--
Jinjiang (4th Phase)	Jan 06	Oct 06	5.4	--	--	--	5.4	--
Jinjiang System & Application Training	Feb 06	Nov 06	1.7	--	--	--	1.7	--
Jinjiang System Maint.	Feb 06	Jan 09	3.8	--	--	--	1.2	2.6
Dehua (1st Phase)	Apr 04	Aug 06	15.6	--	8.9	6.7	--	--
Dehua (2nd Phase)	Jan 05	Nov 05	11.8	--	--	11.8	--	--
Dehua (3rd Phase)	Jan 06	Jun 07	9.2	--	--	--	7.1	2.1
Dehua (4th Phase)	Mar 06	Dec 06	11.3	--	--	--	11.4	--
Nan’an (1st Phase)	Aug 05	Mar 07	13.1	--	--	--	12.5	0.6
Nan’an (2nd Phase)	Aug 06	Jul 07	18.3	--	--	--	7.7	10.6
Huian	Jan 06	Jul 08	14.5	--	--	--	9	5.5
Licheng	Nov 06	Oct 09	31.2	--	--	--	--	31.2
Shishi City	Oct 06	Sep 09	37	--	--	--	--	37
Yinzhou District Ningbo City (design & plan)	Apr 06	Oct 06	0.3	--	--	--	0.3	--
Jinjiang Unified Command System	Nov 05	Mar 06	0.6	--	--	--	0.6	--
Dehua Unified Command System	Mar 06	Jul 06	0.6	--	--	--	0.6	--
Cangshan District, Fuzhou	Jul 07	Jun 09	12.7	--	--	--	--	12.7
Minqing County, Fuzhou	Oct 07	Sep 10	22.3	--	--	--	--	22.3
Quangang District	Jul 07	Aug 10	30.8	--	--	--	--	30.8
Pingtan County, Fuzhou	Oct 07	Sep 10	22.4	--	--	--	--	22.4
Mawei District, Fuzhou	Oct 07	Sep 10	21.7	--	--	--	--	21.7
Yongtai County, Fuzhou	Jul 07	Jun 10	28.5	--	--	--	--	28.5
Total			359.9	4.7	26.7	35.3	65.4	227.8

Remarks: Tentative start date and target completion date may vary from the original contract terms.  Contract sum are net of PRC business tax and excluding hardware purchased on behalf of customers

The Company believes that these on going projects will generate sufficient revenue and cash flows for the future operation of the Company.  At present, almost all e-Government contracts are within Fujian province in China (except for Yinzhou District Ningbo City contract), the Company will continue to explore new e-Government business opportunities in other provinces of China as well. The outstanding contract sum will turn into future revenue of the Company when the respective projects are completed.

Results of Operations

The Company’s financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Year ended December 31
	2006	2005

Revenue	100%	100%
Cost of Revenue	47.38%	53.10%

Gross Profit	52.62%	46.90%
Advertising and marketing expenses	9.27%	1.75%
General and administrative expenses	11.21%	4.57%
Amortization of intangible assets	--	0.81%
Interest expenses and finance costs	6.97%	1.97%
Loss on extinguishment of debts	0.76%	--
Change in fair value of derivatives	4.74%	11.93%

Income before income tax	19.79%	26.04%

Income tax expenses	7.92%	7.75%

Net Income	11.87%	18.28%

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

REVENUE.  Revenue was $66,059,245 for the year ended December 31, 2006 as compared to $35,568,606 for the year ended December 31, 2005, representing an increase by 85.7%.  The increase in revenue is attributable to the commencement of several new projects during the year, namely Jinjiang (4th Phase), Dehua (3rd and 4th Phases), Nan’an (1st and 2nd Phases) and Huian.  96% of the revenue for the period was derived from the deployment of e-Government projects, and the rest was income derived from provision of application training and system maintenance.

COST OF REVENUE.  Cost of revenue was $31,301,262 for the year ended December 31, 2006 as compared to $18,887,176 for the year ended December 31, 2005.  Such increase in cost of revenue is associated with increased revenue.  As a percentage of revenue, cost of revenue was 47.38% for the year ended December 31, 2006 as compared to 53.1% for the year ended December 31, 2005.  Gross profit was $34,757,983 for the year ended December 31, 2006 as compared to $16,681,430 for the year ended December 31, 2005.  As a percentage of revenue, gross profit increased to 52.62% for the year ended December 31, 2006 from 46.9% for the year ended December 31, 2005.  The increase in gross profit percentage was a result of reduced proportion of subcontracted work, by means of better utilization of the Company’s own work force to deliver the services, especially in the areas of training and system maintenance.

ADVERTISING AND MARKETING EXPENSES.  Advertising and marketing expenses were $6,125,611 for the year ended December 31, 2006 as compared to $623,578 for the year ended December 31, 2005.  As a percentage of revenue, advertising and marketing expenses was 9.27% for the year ended December 31, 2006 as compared to 1.75% for the year ended December 31, 2005.  Such expenses included a fee of $2,464,423 paid in terms of 1,179,150 shares of the Company’s common stock issued to China E-internet Technologies Limited for sourcing of the Licheng City e-Government contract, another fee of $2,996,502 paid in terms of 1,074,015 shares of the Company’s common stock issued to Fujian Internet Consultants Limited for sourcing of the Shishi City e-Government contract, plus the amortized prepaid cash commission of $583,347 for sourcing of Cangshan District, Minqing County, Quangang District, Pingtan County, Mawei District and Yongtai County contracts, together with the service fees paid to an investor relation firm which was engaged since May 2006.  For the year 2005, a fee of $623,578 was paid in terms of 1,056,911 shares of the Company’s common stock issued to China E-internet Technologies Limited for sourcing of Huian project.  All such fees paid in terms of common stock issued or cash to independent consultants for sourcing of new contracts, and they were not government officials nor they have any relation with the Company.  The Company is intended to use similar arrangement in the future for sourcing of new contracts.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses were $7,404,217 for the year ended December 31, 2006 as compared to $1,625,667 for the year ended December 31, 2005.  As a percentage of revenue, general and administrative expenses increased from 4.57% for the year ended December

31, 2005 to 11.21% for the year ended December 31, 2006.  The increase in general and administrative expenses for the year ended December 31, 2006 was summarized as follows:

Employees’ benefits compensated by issuance of common stock	$1,672,000
Liquidated damages	1,080,000
Amortization of stock based prepaid expenses	3,112,187
Others	(85,637)
Total net increase in general and administrative expenses	$5,778,550

Employees’ benefits compensated by issuance of common stock was $1,672,000 for the year ended December 31, 2006 and no such expenses were incurred for the year ended December 31, 2005.  It represented the fair value of 800,000 shares of common stock of the Company issued on January 25, 2006 according to the Stock Compensation Program.  The purpose of the program is to attract and retain key employees for the Company.

Under the agreement with the debenture holders, the Company is required to have a registration statement to be declared effective by U.S. Securities and Exchange Commission within 120 days after the closing date of the debenture transaction.  As a result of the failure to have its registration statement declared effective, the Company has to compensate the debenture holders for the liquidated damages at 2% per month based on the original principal sum of $6,000,000.  Under the amendment agreement with the debenture holders dated October 31, 2006, a total of 613,815 shares of common stock of the Company were issued on November 6, 2006 as compensation with a fair value of $1,583,643 at the date of issue, with $1,080,000 being the liquidated damages and $503,643 as part of the loss on extinguishments of debts.

Stock based prepaid expenses represent the fair value of the Company’s common stock issued on February 18, 2004 in return for the consultancy works to be provided by certain consultants to the Company for the period from February 18, 2004 to February 17, 2009.  During the year 2006, a fair value adjustment of $5,412,500 was determined by reference to the closing price of the Company’s common stock of $6.33 as quoted on the OTCBB at the December 29, 2006.  As a result, the amortization of stock based prepaid expenses increased by $3,112,187 as compared to 2005.

INTEREST EXPENSES AND FINANCE COSTS.   Interest expenses and finance costs were $4,606,004 for the year ended December 31, 2006 as compared to $702,012 for the year ended December 31, 2005.  Such expenses represented an amortization of debenture discount of $3,665,439, an amortization of deferred financing costs of $539,756 with regard to the issuance of debentures, and the debenture interest of $400,809 charged for the year.  For the year ended December 31, 2005, the amortization of debenture discount was $540,202, amortization of deferred financing costs was $107,951 and with debenture interest of $53,859.  All these expenses were related to the $6,000,000 7% convertible debentures that were issued in October 2005.

LOSS ON EXTINGUISHMENT OF DEBTS.  Loss on extinguishment of debts was $504,204 for the year ended December 31, 2006 and no such loss was incurred for the year ended December 31, 2005.  Such loss  resulted from the amendment of debenture terms in October 2006.  This represented the fair value of the new debentures in excess of their face value by $2,199,561, plus an additional cost incurred in settling the liquidated damages to the debentures holders amounted to $503,643, then offset with the fair value of the conversion features of the original debentures amounted US$2,199,000.

CHANGE IN FAIR VALUE OF DERIVATIVES.  Change in fair value of derivatives was an expense of $3,129,000 for the year ended December 31, 2006 as compared to $4,244,186 for the year ended December 31, 2005.  The Company accounts for all freestanding warrants to purchase the Company’s common stock as well as embedded conversion features that have been bifurcated from the convertible debentures at fair value and marked-to-market at each reporting period, until October 31, 2006 when the Company revised the terms with the debenture holders by fixing the conversion price at $1.80 and extended the debenture for another six months.

For the year ended December 31, 2006 the change in fair value of warrants was an expense of $4,561,000 and the change in fair value of embedded conversion features was an income of $1,432,000.  The increase in fair value of warrants was mainly due to the increase in the closing price of the Company’s common stock from $1.81 as of December 30, 2005 to $2.70 as of October 31, 2006.  The fair value of embedded conversion features was decreased as the convertible debentures was approaching its maturity.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.  Income before income tax was $13,074,100 for the year ended December 31, 2006 compared to $9,260,719 for the year ended December 31, 2005.  As a percentage of revenue, income before income tax decreased from 26.04% for the year ended

December 31, 2005 to 19.79% for the year ended December 31, 2006.  The significant increases in revenue and gross profit generated from on-going and new projects have been offset by the fees paid to independent consultants for sourcing of Licheng and Shishi cities e-Government contracts of $5,460,925, the employees’ benefits compensated by issuance of common stock of $1,672,000, the liquidated damages paid to debenture holders of $1,080,000, the increase in amortization of prepaid expenses due to fair value adjustment of $3,112,187 and the interest expenses and finance costs related to the convertible debentures of $4,606,004.

Income tax expense was $5,229,886 for the year ended December 31, 2006 compared to $2,757,400 for the year ended December 31, 2005.  This increase was due to the increase in taxable profit generated by Expert Network Shenzhen, which led to a higher PRC enterprises income tax being levied.

NET INCOME.  Net income was $7,844,214 for the year ended December 31, 2006 as compared to $6,503,319 for the year ended December 31, 2005.  As a percentage of revenue, net income was 11.87% for the year ended December 31, 2006 as compared to 18.28% for the year ended December 31, 2005.  The decrease in net income as a percentage of revenue was the result of higher revenue and gross margin generated but substantially offset by the fees paid for sourcing of Licheng and Shishi contracts, the employees’ benefits compensated by issuance of common stock, the liquidated damages paid, the increase in amortization of prepaid expenses together with the interest expenses and finance costs related to the convertible debentures.

	Year ended December 31
	2005	2004 (restated)

Revenue	100%	100%
Cost of Revenue	53.10%	53.93%

Gross Profit	46.90%	46.07%
Advertising and marketing expenses	1.75%	4.10%
General and administrative expenses	4.57%	4.45%
Consultancy fees for reverse takeover	--	10.96%
Amortization of intangible assets	0.81%	1.44%
Interest expenses and finance costs	1.97%	--
Change in fair value of derivatives	11.93%	--

Income before income tax	26.04%	25.01%

Income tax expenses	7.75%	7.02%

Net Income	18.28%	17.99%

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004 (Restated)

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

ADVERTISING AND MARKETING EXPENSES.  Advertising and marketing expenses were $623,578 for the year ended December 31, 2005 compared to $1,101,205 for the year ended December 31, 2004.  As a percentage of revenue, advertising and marketing expenses was 1.75% for the year ended December 31, 2005 as compared to 4.10% for the year ended December 31, 2004.  Such expenses represented the consultancy fees paid in terms of common stock issued to independent consultants for sourcing of new contracts. The $623,578 was paid to Zhao Wei, an independent consultant who is not an employee of the Chinese government, as commission for his effort in sourcing the Huian County e-government project. He has no relationship with the Company or the selling shareholders. The services he provides, including but not limited to sourcing of e-government projects for the Company, preparing feasibility study for the e-government projects that he sources and provide technical support and ancillary services for each e-government.

The consultancy fees paid in 2004 was for the sourcing of Nan’an project.  1,101,205 shares were issued with the fair value of $1 per share at date of issuance.  The consultancy fees paid in 2005 was for the sourcing of Huian project.  1,056,911 shares were issued with the fair value of $0.59 per share at the date of issuance.  The deviation on the fair value at date of issuance of consultancy shares will affect the expenses significantly.

The Company is intended to use similar arrangement in the future, but it will consider paying the commission partly in cash and partly in shares of common stock or even fully in cash.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses were $1,625,667 for the year ended December 31, 2005 as compared to $1,193,849 for the year ended December 31, 2004.  As a percentage of revenue, general and administrative expenses has increased from 4.45% for the year ended December 31, 2004 to 4.57% for the year ended December 31, 2005.  The increase in general and administrative expenses of $431,818 was summarized as follows:

Service fees for investor relations	$ 172,000
Increase in legal and professional fees	80,741
Increase in payroll expenses	67,121
Amortization of stock based prepaid consultancy fees	62,500
Increase in insurance expenses	37,035
Others	12,421
Total increase in general and administrative expenses	$ 431,818

The service fees for investor relations represented the accrual of fair value for the 150,000 warrants issued on February 11, 2006 to a Rubenstein Investor Relations Inc. for investor relations services rendered in 2005.  Increases in legal and professional fees, payroll expenses and insurance expenses were resulted from the issuance of convertible debentures and the related registration process, as additional man power and resources have been incurred by the Company during the issuance process and for compliance with respective terms.

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

NET INCOME.  Net income was $6,503,319 for the year ended December 31, 2005 as compared to $4,826,841 for the year ended December 31, 2004.  As a percentage of revenue, net income was 18.28% for the year ended December 31, 2005 as compared to 17.99% for the year ended December 31, 2004.  The increases in revenue and profit margin generated from on-going contracts have been set off by the adverse change in fair value of derivatives and the interest expenses and finance costs incurred.  As a result, net income as a percentage of revenue increased slightly for the year ended December 31, 2005.

Quarterly Financial Information

The following table presents our supplemental selected unaudited quarterly results of operations for the eight quarters prior to and including the quarter ended December 31, 2006.  You should read the following table in conjunction with our audited consolidated financial statements and related notes contained elsewhere in this Form 10-K.  In our management’s opinion, we have prepared our unaudited quarterly results of operations on substantially the same basis as our audited consolidated financial statements.  Our results of operations for any quarter are not necessarily indicative of results that may be expected for any future periods.

	Quarters Ended
	March 31 (restated)	June 30 (restated)	September 30 (restated)	December 31
For the year 2006
Revenue	15,108,179	14,085,672	19,448,940	17,416,454
Gross Profit	7,785,598	7,268,211	10,109,885	9,594,289
Net Income	1,450,114	(79,004)	6,682,101	(208,997)
Basic net income (loss) per share	$0.053	($0.003)	$0.231	($0.007)
Diluted net income per share	$0.042	($0.003)	$0.172	($0.007)

	March 31	June 30	September 30	December 31
For the year 2005
Revenue	8,682,558	8,327,038	9,029,867	9,529,143
Gross Profit	4,053,880	3,612,130	4,087,760	4,927,660
Net Income	2,915,548	2,554,113	2,463,684	(1,430,026)
Basic net income per share	$0.119	$0.105	$0.104	($0.057)
Diluted net income per share	$0.119	$0.105	$0.104	($0.057)

Due to the failure to have a registration statement to be declared effective by U.S. Securities and Exchange Commission within 120 days after the closing date of the debenture transaction, the Company has made a provision for such liquidated damages with an amount of $960,000 in the third quarter of 2006, based on the original principal of $6,000,000 at 2% per month for 8 months.  To properly reflect such liquidated damages over the respective time frame, the liquidated damages have been restated as below:

Quarters Ended	Amount Restated	Net Income before restated	Net Income after restated	Remarks
March 31, 2006	240,000	1,690,114	1,450,114	Charge for 2 mths
June 30, 2006	360,000	280,996	(79,004)	Charge for 3 mths
September 30, 2006	(600,000)	6,082,101	6,682,101	Restated from 8 mths to 3 mths

Liquidity and Capital Resources

As of December 31, 2006, the Company had $10,073,823 of cash and cash equivalents on hand as compared to $7,326,595 as of December 31, 2005, representing an increase of $2,747,228 during the year.  The increase was mainly attributable to the refund of deposit for the acquisition of a subcontractor of $3,717,380 and being partially offset by the net cash used in operating activities of $1,745,801.

The net cash used in operating activities amounted to $1,745,801 for the year, with net income of $7,844,214 and by adjusting back those non-cash items such as expenses compensated by common stock of $8,613,733, amortization of debenture discount and deferred finance cost of $4,205,196, loss on change in fair value of derivatives of $3,129,000, change in fair value and amortization of prepaid expenses of $5,412,500 and loss on extinguishment of debts of $504,204; which were offset by an increase in accounts receivable of $17,654,735 and an increase in prepaid contract costs and commission by $14,255,619.  The Company required additional working capital in terms of accounts receivable as Jinjiang (4th Phase), Dehua (4th Phase) and Nanan (1st Phase) projects were substantially completed and billed at the end of the year, and with Huian project is still pending for the first payment from the customer.  The increase in prepaid contract costs was due to the commencement of Licheng and Shishi City projects near the end of the year, as the Company had arranged prepayments to suppliers for the purchases of hardware on behalf of customers, and down payment to subcontractors for system development during the start-up stage of these projects.  The prepaid commission of $7,447,488 was paid for the sourcing of Cangshan District, Minqing County, Quangang District, Pingtan County, Mawei District and Yongtai County contracts.

The net cash provided by investing activities amounted to $3,714,898, and it mainly represented the refund of deposit for acquisition of Shenzhen Zhong Zhuo Technology Development Company Limited (“ZZTD”), a subcontractor of the Company for $3,717,380.  The Company had mutually agreed with ZZTD not to proceed with the acquisition and the full deposit amount was refunded to the Company on March 3, 2006.

The net cash used in financing activities amounted to $9,632 for the year.  It mainly represented the repayments to a former officer of $1,558,346 offset by the cash advances from the same of $1,548,832.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from the existing projects will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.  Regarding the convertible debentures with original maturity on October 31, 2006, according to the amendment and waiver agreement with the debenture holders dated October 31, 2006, the maturity date was extended to April 30, 2007.  The Company anticipates that the debentures will likely be converted into the Company’s common stock by the debenture holders.  Otherwise, the Company will try to obtain sufficient cash to pay off the debentures at maturity.  In the event that the Company signs up and commences new contracts, additional financing may be required but there is no assurance that the Company will be able to obtain such additional financing, or on acceptable terms to it.

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

Contractual and Other Obligations

The following table sets forth the Company’s contractual obligations under operating leases and purchase obligations under subcontracting agreements with subcontractors as of December 31, 2006:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$ 640,004	$ 308,106	$ 295,020	$ 36,878	--
Purchase Obligations	8,082,331	8,082,331	--	--	--
Convertible debentures	2,879,969	2,879,969	--	--	--
Total	11,602,304	11,270,406	295,020	36,878	--

Operating lease obligations consist of operating lease agreements for the Company’s office in Hong Kong, the two offices in China, and for the rental of a motor vehicle in China.  The leases have remaining terms ranging from three months to three years.

Purchase obligations consist of outstanding obligations under various subcontracting agreements with subcontractors.  The Company does not have any minimum purchase obligations with these subcontractors.

Significant term and conditions of all commitments to consultants for sourcing of e-government contracts

1. Strategic Services Agreement with Marco Business Limited

On February 26, 2004, Expert Network entered into a Strategic Services Agreement with Marco Business Limited ("Marco").  The agreement provides for the sourcing and servicing of e-Government contracts by Marco for Expert Network throughout the People's Republic of China which includes the following significant terms and conditions of all commitments:-

Consultant fee: The commission to Marco, paid in either cash or shares of common stock of China Expert, will amount, in value, to fifteen percent (15%) of Gross Income (hereinafter defined) of each e-government contract sourced by Marco payable to Marco at least six (6) months after each e-government contract is signed but not later than eight (8) months after such contract is signed.

Term: The term of the Strategic Services Agreement shall commence on the date of its signing and shall continue indefinitely, unless and until terminated on thirty (30) days prior written notice to the other party. Upon termination of the Strategic Services Agreement, neither party shall have any rights or obligations with respect to the other, except for those survival clauses such as confidentiality and non-competition.

2. Consulting Agreement with Mr. Zhao Wei

On June 17, 2005, China Expert and Expert Network entered into a Consulting Agreement with Mr. Zhao Wei.  The agreement provides for the sourcing and servicing of e-Government contracts by Mr. Zhao Wei for Expert

Network throughout the People's Republic of China which includes the following significant terms and conditions of all commitments: -

Consultant fee: Upon the execution of an e-Government Contract source by Mr. Zhao Wei, Mr. Zhao Wei will be entitled to a commission equal to ten percent (10%) of Gross Profit of such e-government contract, payable by Expert Network within thirty (30) days after the execution date of such e-Government Contract.  The commission shall be payable, at the sole discretion of Expert Network, by delivery of, either: (a) cash or (b) a number of shares of common stock of China Expert having an agreed upon aggregate value equal to the commission.

Term: The term of the Consulting Agreement shall commence on the date of its signing and shall continue indefinitely, unless and until terminated on thirty (30) days prior written notice to the other party. Upon termination of the Consulting Agreement, save for the breach or rights accrued prior to termination, neither party shall have any rights or obligations with respect to the other, except for those survival clauses such as confidentiality and non-competition.

3. Supplemental Agreement with China e-Internet Technologies Limited

On January 2, 2006, Expert Network entered into a Supplementary Agreement with China e-Internet Technologies Limited (“CeIT”). The Supplementary Agreement is for the purpose of amending and supplementing a Consultant Agreement dated June 17, 2005 between Expert Network, China Expert and Zhao Wei who is the 100% shareholder of the Consulting Company.  The Supplemental Agreement provides for the sourcing and servicing of e-Government contracts by CeIT for Expert Network throughout the People's Republic of China which includes the following significant terms and conditions of all commitments:-

Consultant Fee: CeIT will be entitled to receive consultant fee in an amount equals to 15% of the estimated gross profit of the Licheng District City Electronic Administration Construction Project at sole discretion of Expert Network. Expert Network shall have the final decision in determining the amount of such estimation.

Payment term: the payment of the said consultant fee shall be made by the payment of common shares of China Expert Technology Inc. (OTC symbol: CXTI). Both Parties agreed that Zhao Wei shall be the designated person to receive the common shares.

The computing method of the value of the common stock: the value of the common stock to be paid to Party B as consultant fee shall be valued at the 5 trading days’ VWAP (Volume Weighted Average Price) immediately prior to the signing date of the main contract between Expert Network and People's Government of Quanzhou city of Fujian Province.

Payment time: Expert Network and CeIT agree that the payment shall be made by Expert Network within one week after the main contract has been signed between Expert Network and the People’s Government of Quanzhou city of Fujian Province.

4. Consulting Agreement with Fujian Internet Consultants Limited

On March 2, 2006, Expert Network entered into a Consulting Agreement with Fujian Internet Consultants Limited (“FIC”).  The Agreement provides for the sourcing and servicing of e-Government contracts by FIC for Expert Network throughout the People's Republic of China which includes the following significant terms and conditions of all commitments: -

Consultation fee: Expert Network shall pay FIC such consultant fee in an amount equals to 15% of the estimated gross profit of the e-government contract signed by Expert Network that is sourced by Party B.  Expert Network has the sole discretion in determining the estimated gross profit amount and FIC cannot object to such estimation.

Payment: Expert Network shall pay the consultant fee by way of common stock of China Expert Technology Inc. (OTCBB trade symbol: CXTI).  Both Expert Network and FIC agree that the common stock will be received by the person designated by FIC.

Calculation method of the common stock value: The value of the common stock to be paid to FIC as consultant fee shall be valued at the average of the daily market closing price of CXTI common stock traded in OTCBB from January 2, 2006 to March 2, 2006.

Time of payment: Payment shall be made within 10 days from the date Expert Network successfully signed a main contract of e-government project with the city government sourced by FIC and obtained the certificate for commencement of works issued by such city government.

Validity of Agreement: The validity of this agreement is one year from the date of execution of this Agreement.

5. Consultant Agreement with Cangshan Science Park Huada Electronic Information Technology Development Company

On November 9, 2006, Expert Network entered into a Consultant Agreement with Cangshan Science Park Huada Electronic Information Technology Development Company (“Huada”). The Agreement provides for the sourcing and servicing of e-Government contracts by Huada for Expert Network throughout the People’ Republic of China which includes the following significant terns and conditions of all commitments:

Consultant fee: Expert Network shall pay Huada such consultant fee in an amount equals to 4% of the total contract sum of the Fuzhou City Cangshan District e-Government project sourced by Huada.

Payment: Expert Network shall pay the consultant fee by cash into the bank account designated by Huada.

Time of Payment: Full payment shall be made, once and for all, to Huada within 20 business day after the main contract has been signed between Expert Network and  the People’s Government of Fuzhou City Cangshan District of Fujian Province.

6. Consultant Agreement with Minqing Jin Nuo Information Technology Co. Ltd.

On November 27, 2006, Expert Network entered into a Consultant Agreement with Minqing Jin Nuo Information Technology Co., Ltd. (“Jin Nuo”). The Agreement provides for the sourcing and servicing of e-Government contracts by Jin Nuo for Expert Network throughout the People’ Republic of China which includes the following significant terns and conditions of all commitments:

Consultant fee: Expert Network shall pay Jin Nuo such consultant fee in an amount equals to 5% of the total contract sum of the Fuzhou City Minqing District e-Government project sourced by Jin Nuo.

Payment: Expert Network shall pay the consultant fee by cash into the bank account designated by Jin Nuo.

Time of Payment: Full payment shall be made, once and for all, to Jin Nuo within 10 business day after the main contract has been signed between Expert Network and the People’s Government of Minqing District of Fuzhou City in the Fujian Province.

7. Consultant Agreement with Quanzhou Guo Guang Scientific Technology Development Company Limited

On December 11, 2006, Expert Network entered into a Consultant Agreement with Quanzhou Guo Guang Scientific Technology Development Company Limited (“QGG”). The Agreement provides for the sourcing and servicing of e-Government contracts by QGG for Expert Network throughout the People’ Republic of China which includes the following significant terns and conditions of all commitments:

Consultant fee: Expert Network shall pay QGG such consultant fee in an amount equals to 6% of the total contract sum of the Quanzhou City Quangang District e-Government project sourced by QGG.

Payment: Expert Network shall pay the consultant fee by cash into the bank account designated by QGG.

Time of Payment: Full payment shall be made, once and for all, to QGG within 20 business day after the main contract has been signed between Expert Network and the People’s Government of Quangang District of Quanzhou City in the Fujian Province.

8. Consultant Agreement with Pingtan County Shun Wei Information Technology Development Company Limited

On December 13, 2006, Expert Network entered into a Consultant Agreement with Pingtan County Shun Wei  Information Technology Development Company Limited (“PCSW”). The Agreement provides for the sourcing and servicing of e-Government contracts by PCSW for Expert Network throughout the People’ Republic of China which includes the following significant terns and conditions of all commitments:

Consultant fee: Expert Network shall pay PCSW such consultant fee in an amount equals to 5% of the total contract sum of the Fuzhou City Pingtan County e-Government project sourced by PCSW.

Payment: Expert Network shall pay the consultant fee by cash into the bank account designated by PCSW.

Time of Payment: Full payment shall be made, once and for all, to PCSW within 20 business day after the main contract has been signed between Expert Network and the People’s Government of Pingtan County of Fuzhou City in the Fujian Province.

9. Consultant Agreement with Fuzhou C.H. Network Science &Technology Ltd.

On December 18, 2006, Expert Network entered into a Consultant Agreement with Fuzhou C.H. Network Science &Technology Ltd. (“C.H.”). The Agreement provides for the sourcing and servicing of e-Government contracts by C.H. for Expert Network throughout the People’ Republic of China which includes the following significant terns and conditions of all commitments:

Consultant fee: Expert Network shall pay C.H. such consultant fee in an amount equals to 4% of the total contract sum of the Fuzhou City Mawei District e-Government project sourced by PCSW.

Payment: Expert Network shall pay the consultant fee by cash into the bank account designated by C.H..

Time of Payment: Full payment shall be made, once and for all, to C.H. within 20 business day after the main contract has been signed between Expert Network and the People’s Government of Mawei District of Fuzhou City in the Fujian Province.

10. Consultant Agreement with Yongtai Jia Zheng Information Consultants Company Limited.

On December 19, 2006, Expert Network entered into a Consultant Agreement with Yongtai Jia Zheng Information Consultants Company Limited (“JZ”). The Agreement provides for the sourcing and servicing of e-Government contracts by JZ for Expert Network throughout the People’ Republic of China which includes the following significant terns and conditions of all commitments:

Consultant fee: Expert Network shall pay JZ such consultant fee in an amount equals to 5% of the total contract sum of the Fuzhou City Yongtai County e-Government project sourced by JZ.

Payment: Expert Network shall pay the consultant fee by cash into the bank account designated by JZ.

Time of Payment: Full payment shall be made, once and for all, to JZ within 20 business day after the main contract has been signed between Expert Network and the People’s Government of Yongtai County of Fuzhou City in the Fujian Province.

Off-Balance Sheet Arrangements

As of December 31, 2006 the Company does not have any outstanding off-balance sheet arrangements, interest rate swap transactions or foreign currency forward contracts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America.  We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  Associated with this, we believe the following are our most critical accounting policies in that they are the most important to the portrayal of our financial condition and results and require our management’s most difficult, subjective or complex judgments.  Actual results could materially differ from those estimates.  We have disclosed all significant accounting policies in the notes to the financial statements included in this Form 10-K.  The financial statements and the related notes thereto should be read in conjunction with the following discussion of our critical accounting policies.  Our critical accounting policies are:

Revenue recognition

The Company enters into long-term fixed-price contracts to provide system integration services, namely to design and develop customer specific information technology systems.  Revenue, net of sales taxes, is recognized under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.

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

Revenues, net of sales taxes, for consultancy services, agency services, maintenances services and other services are recognized as work is performed and amounts are earned in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements” as amended by SAB No. 104 “Revenue Recognition”.  We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. For contracts with fees based on time-and-materials or cost-plus, we recognize revenue over the period of performance.

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

On October 31, 2006, the Company entered into an Amendment and Waiver Agreement with the holders of its outstanding secured convertible debentures.  Under the terms of the Amendment and Waiver Agreement, the Company and the holders agreed to (i) extend the due date of debentures for a period of six months from October 31, 2006 to April 30, 2007; (ii) amend the outstanding debentures to provide for a fixed conversion price of $1.80 per share; (iii) waive any other currently existing potential defaults relating to the Company’s failure to have its registration statement declared effective within 200 days of the closing date under the Securities Purchase Agreement, and (iv) waive the debenture interest during the extension period of the debentures.

Based on the amended terms of convertible debentures, the Company has reclassified the freestanding warrants as equity based on the fair value as of October 31, 2006 in accordance with EITF 00-19.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of SFAS 155 does not have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted.  The Company’s policy to record revenue is net of sales taxes. The adoption of EITF 06-3 does not have a material impact on its consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The adoption of FIN 48 does not have a material impact on its consolidated financial position, results of operations or cash flows.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  The adoption of SAB 108 does not have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“ EITF 06-6”).   EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The Company has modified its convertible debentures in October 2006 and considered the adoption of EITF 06-6 does not have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133”, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The adoption of EITF 06-7 does not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-02 does not have a material impact on its consolidated financial position, results of operations or cash flows as the debentures holders waived all future liquidated damages after modifying the convertible debentures in

October 2006.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 159.  The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The Company’s operating subsidiary is located in China.  The subsidiary purchases all products and renders services in China, and receives payment from customers in China using Chinese Renminbi (“RMB”) as the functional currency.  Since July 2005, the RMB is no longer pegged solely to the US dollar.  Instead, it is reported to be pegged against a basket of currencies, determined by the People’s Bank of China, against which it can rise or fall by as much as 0.3% each day.  Since then the RMB has appreciated in value from RMB8.2765 to one US dollar, to RMB7.8087 to one US dollar.  As a result of the appreciation of RMB as compared to US dollar, for the year ended December 31, 2006 we recognized a foreign currency translation gain of $1,564,598 that was reported as other comprehensive income.  For the year ended December 31, 2005 we recognized a foreign currency translation gain of $450,641 that was reported as other comprehensive income.  The Company has not entered into any hedging transactions in an effort to reduce its exposure to foreign exchange risk.

Any devaluation of the RMB against the US dollar will consequently have an adverse effect on our financial performance and asset values when measured in terms of US dollar.  In addition, the Company may have US dollar denominated borrowings such as the convertible debentures, therefore a devaluation of the RMB will increase the financial burden on the repayment of debts in future.  As of December 31, 2006, the amount of convertible debentures outstanding was US$2,879,969.  A devaluation of the RMB by 1% will require an additional sum of RMB224,888 (equivalent to US$28,800) to payoff the debts.

Interest rate risk

At present, the Company’s only borrowing is the convertible debentures with a fixed interest rate of 7% per annum and originally due on October 31, 2006.  On October 31, 2006, the Company entered into an Amendment and Waiver Agreement with the holders of its outstanding convertible debentures.  Under the terms of the Amendment and Waiver Agreement, the Company and the holders agreed to extend the due date of debentures for a period of six months from October 31, 2006 to April 30, 2007, and no interest will be due and payable during such extension period of the debentures.  The Company believes the exposure to interest rate risk and other relevant market risks is not material.

Inflation

Inflation has not had a material impact on the Company’s business and we do not expect inflation to have an impact on our business in the near future.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements to this Form 10-K are attached commencing on page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006, have concluded that, as of December 31, 2006 (the “Evaluation Date”), the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act.

There were no changes in the Company’s internal controls during the period or in other factors that could affect the internal controls subsequent to the Evaluation Date.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth the names and ages of our current officers and directors.  We have not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions.  All such applicable functions have been performed by the Board of Directors as a whole.

Directors and Executive Officers

Name	Age	Position Held	Tenure
Zhu Xiao Xin	41	CEO, President and Director	Since February 9, 2004
Huang Tao	44	Chairman and Director	Since March 16, 2005
Fu Wan Chung, Simon	39	Chief Financial Officer and Director	Since April 19, 2006 and August 11, 2006
Song Feng	43	Chief Operating Officer	Since February 9, 2004

Biographical Information

Below are brief descriptions of the backgrounds and experiences of the officers and directors:

Mr. Zhu Xiao Xin

From April 1998 to September 1999, Mr. Zhu was the Executive Manager for Syscan Technology (Shenzhen) Company Limited. From September 1999 to June 2000, he was President of Shenzhen Hecheng Technology Company Limited. From 2002 to 2003, he was the Vice President of Expert Network Development (Shenzhen) Company Limited. Since December 2003, Mr. Zhu has been the President of China Expert Network Company, Ltd. In 1987 Mr. Zhu received a Bachelor of Science from the University of Science and Technology of China. Since 1999 he has been a Researcher at the Jiangxi University of Finance and Economics. Zhu Xiao Xin worked in the Investment Department and President’s Office in the People’s Insurance Company of China from 1987 to 1993 and was qualified in China as an Economist in December 1992. In September 1999, he joined Mr. Kung Sze Chau to participate in the incorporation and finding of China Expert (Shenzhen) Company Limited. He was also the President of Shenzhen Hecheng Technology Company Limited until June 2000. His duties with the Company include management decision-making and operation and management of the e-government projects.

Mr. Huang Tao

Before joining the Company, Mr. Huang worked for the Bank of China from 1981 to 2004. His last position was the Deputy General Manager of Retail Banking Department of the Headquarters. He was a member of Marketing Committee of MasterCard International (Asia Pacific Region) and the Marketing Advisor of Visa International (Asia Pacific Region) from 1998 to 2000. Mr. Huang has over 20 years extensive experience in banking industry and has established good relations with financial institutions and provincial governments in China.  Mr. Huang holds a Bachelor Degree for English Language from the Nanjing Normal University and a Master Degree of Business Economy from the College of Graduate Students of the Chinese Academy of Social Sciences. His duties included business development in retail banking and personal banking, marketing and promotion and later the management of overseas branches’ business. He joined the Company in March 2005 and his duties include business development and marketing, as well as management decision making.

Mr. Fu Wan Chung, Simon

Mr. Fu joined the Group in November 2005 and is responsible for the financial control and management of the Group.  He was appointed as the Chief Financial Officer on April 19, 2006.   Mr. Fu is a fellow member of the Association of Chartered Certified Accountants and holds a Bachelor Degree in Accountancy from the Hong Kong Polytechnic University.    Before joining the Group, Mr. Fu worked for Innovative Information Systems Limited, a subsidiary of Itochu Corporation, as the Financial Controller from March 2001 to August 2005. Mr. Fu was appointed as Director of the Company on August 11, 2006.

Mr. Song Feng

From 1996 to 1999, Mr. Song was Senior Engineer at China National Guizhou Aviation Industry Co., Ltd. During this time he was also Project Officer with China National Reference System of Technical Information Network. From January to June 2000, Mr. Song was Chief Technical Officer of Calili Information Network Co., Ltd., a Chinese company. Since September 2000, Mr. Song has been the Chief Operating Officer for China Expert Network Co., Ltd.., a Hong Kong company. Mr. Song holds a Bachelor of Engineering from Beijing University of Aviation and Aerospace. In 2001, he completed a Master of Engineering Management, also from Beijing University of Aviation and Aerospace.  From February 2004, Mr. Song works the Chief Operating Officer of the Company.

Independence of Directors

All members of the Board of Directors are non-independent directors under the applicable director independence standards of the Company.

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

Election Of Directors And Officers

Directors are elected at each annual meeting of stockholders and hold office until the next succeeding annual meeting and the election and qualification of their respective successors. Officers are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors.  China Expert’s By-Laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of stockholders and the due election and qualification of his successor.

Meetings of the Board of Directors

During the year ended December 31, 2006, China Expert held no directors’ meeting and acted twelve times by unanimous written consent.

Committees of the Board of Directors

We currently do not have any committees of the Board of Directors.  We do not currently have an audit committee financial expert.  Our current management has only been in place since February 9, 2004.

Independence of committee members of the Board of Directors

All members of the Board of Directors are non-independent under the applicable committee independence standards of the Company.

Director Compensation

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director. During the fiscal year ended December 31, 2006, no Director received or accrued any compensation for his services as a Director, including committee participation or special assignments.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended December 31, 2006, Song Feng, the Chief Operating Officer of the Company, failed to file or been delinquent in filing reports required under Section 16(a) of the Exchange Act. On January 17, 2007, he filed a Form 4 to report his change in beneficial ownership on January 25, 2006.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our current compensation policy is a basic plan pursuant to which executive officers are paid monthly salaries as compensation for services provided.  All compensation is paid currently, in cash.  At the present time we do not have any plan which distinguishes between long-term compensation and currently-paid compensation or between cash and non-cash compensation, nor do we have any kind of equity or non-equity incentive compensation plan pursuant to which compensation awards are paid based upon achieving performance objectives related to the our financial performance, our stock price or any other performance measure.

The board of directors as a whole serves as the compensation committee.  Accordingly, the board sets compensation policies and establishes compensation levels for our executive officers.  In its capacity as compensation committee, the board has not established or used any specific quantitative or qualitative performance related factors in setting the current compensation level of our executive officers.  Instead, the current compensation levels have been set with reference to the duties and the level of experience of our executive officers and with reference to competitive salaries paid by similarly-sized companies in the Hong Kong and Shenzhen areas.

In the future, as our operations expand and we become more well-established, it anticipated that the board may establish some type of incentive compensation plan for its executive officers which would include both individual and company performance related factors.  However, it is not yet known when such a plan might be established or what performance related factors might be used for purposes of awarding additional compensation.

We do not currently have any contract, plan or agreement of any kind with our executive officers regarding paying of compensation at, following or in connection with any termination of employment or any change in control of the company.

Summary Compensation Table

							Change in
							Pension
						Non-Equity	Value and
						Incentive	Non-qualified
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)

Zhu Xiao Xin,
CEO, President and Director
	2006	$30,150	--	--	--	--	--	--	$30,150
	2005	$29,331	--	--	--	--	--	--	$29,331
	2004	$29,102	--	--	--	--	--	--	$29,102

Fu Wan Chung, Simon
CFO and Director (Since April 19, 2006 and August 11, 2006)	2006	$80,674	--	--	--	--	--	--	$80,674
	2005	$11,574	--	--	--	--	--	--	$11,574
	2004	--	--	--	--	--	--	--	--

Compensation to Mr. Zhu Xiao Xin

Mr. Zhu is the Company’s CEO, President and Director. The compensation awarded to him is his salary paid by cash monthly. The objective of the compensation is to reward his services to the Company as CEO and Director. Besides payment of salary by cash, there is no other element of compensation to Mr. Zhu during the fiscal year ended December 31, 2006.

Compensation to Mr. Fu Wan Chung, Simon

Mr. Fu is the Company’s CFO and Director. The compensation awarded to him is his salary paid by cash monthly. The objective of the compensation is to reward his services to the Company as CFO and Director. Besides payment of salary by cash, there is no other element of compensation paid to Mr. Fu during the fiscal year ended December 31, 2006.

Director Compensation Table

Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Huang Tao	$41,688	--	--	--	--	--	$41,688
Chairman and Director	--	--	--	--	--	--	--

Compensation Committee Report

The Board of Directors of the Company has reviewed the Compensation Discussion and Analysis and recommended that it be included.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at December 31, 2006, for each executive officer and director of China Expert and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock.  The percentage ownership shown in such table is based upon 30,597,604 common shares issued and outstanding at December 31, 2006 and ownership by these persons of options or warrants exercisable within 60 days of such date.  Unless otherwise indicated, each person has sole voting and investment power over such shares.

Name and Address	Number of Shares Beneficially Owned	Percent of Class

Zhu Xiao Xin (1) (2)	9,967,500	32.58%
31/F, Development Centre, 2010 Renminan Road, Shenzhen PRC 518002
Kung Sze Chau (3)	12,238,095	40.00%
Room 2703-4, Great Eagle Centre, 23 Harbour Road, Wanchai, Hong Kong
Fu Wan Chung, Simon (1)	0	0
Room 2703-4, Great Eagle Centre, 23 Harbour Road, Wanchai, Hong Kong
Huang Tao (1) (6)	2,270,595	7.42%
Room 2703-4, Great Eagle Centre, 23 Harbour Road, Wanchai, Hong Kong
Song Feng (1) (11)	285,000	0.93%
31/F, Development Centre, 2010 Renminan Road, Shenzhen PRC 518002
Lai Man Yuk (4)	9,967,500	32.58%
Room 2703-4, Great Eagle Centre, 23 Harbour Road, Wanchai, Hong Kong
Tsang Chi Wai Eric (5)	9,967,500	32.58%
Unit A, 11/F, Prosperous Centre, 1 Knutsford Terrace, Tsimshatsui, Kowloon, Hong Kong
China Data Holdings Limited (7)	9,967,500	32.58%
Room 2703-4, Great Eagle Centre, 23 Harbour Road, Wanchai, Hong Kong
China Link Investment Group Limited (8)	2,270,595	7.42%
Room 2703-4, Great Eagle Centre, 23 Harbour Road, Wanchai, Hong Kong

DKR Soundshore Oasis Holding Fund Ltd. (9)	3,522,574	11.51%
1281 East Main Street, 3rd Floor, Stamford, CT 06902
Platinum Partners Long Term Growth I, LLC (10)	3,130,544	10.23%
152 West 57th Street, 54th Floor, New York, NY 10019

All Current Officers and Directors as a Group (12) (4 in Number)	12,523,095	40.93%

(1)

The person listed is currently an officer, a director, or both, of the Company.

(2)

Includes 9,967,500 shares held of record by China Data Holdings Limited, of which Mr. Zhu may be deemed to be the beneficial owner as a result of the ownership of approximately 19% of the share capital of China Data Holdings Limited by Supreme Top Limited, which is wholly-owned by Mr. Zhu.

(3)

Includes 9,967,500 shares held of record by China Data Holdings Limited, of which Mr. Kung may be deemed to be the beneficial owner as a result of the ownership of approximately 9.09% of the share capital of China Data Holdings Limited by Tongo Network Limited, which is wholly-owned by Mr. Kung. Also includes 2,270,595 shares held of record by China Link Investment Group, of which Mr. Kung owns approximately 45.5% of the share capital.

(4)

Includes 9,967,500 shares held of record by China Data Holdings Limited, of which Mr. Lai may be deemed to be the beneficial owner as a result of the ownership of approximately 31.81% of the share capital of China Data Holdings Limited by Asia Style.com Group Limited, of which Mr. Lai owns 80% of the share capital.

(5)

Includes 9,967,500 shares held of record by China Data Holdings Limited, of which Mr. Tsang may be deemed to be the beneficial owner as a result of the ownership of approximately 31.81% of the share capital of China Data Holdings Limited by Asia Style.com Group Limited, of which Mr. Tsang owns 20% of the share capital and as a result of ownership of approximately 8.28% of the share capital of China Data Holdings Limited by Lucky Cyber Investments Limited, which is wholly-owned by Mr. Tsang.

(6)

Includes 2,270,595 shares held of record by China Link Investment Group Limited, of which Mr. Huang owns approximately 32.5% of the share capital

(7)

Includes shares beneficially owned by Zhu Xiao Xin and Kung Sze Chau, as described in the footnotes (2) and (3), above.

(8)

Includes shares beneficially owned by Kung Sze Chau, as described in footnote (3) above.

(9)

Includes 445,005 shares of common stock converted on November 7, 2005 pursuant to the convertible debentures and 833,334 shares underlying the conversion of the convertible debentures, 1,960,785 shares of common stock upon the exercise of the warrants, 60,123 shares as interest payment on the convertible debentures at the rate of 7% per annum and 223,327 shares issued in settlement of liquidated damages due as a result of the Company’s failure to have its registration statement declared effective within 200 days of the closing date under the Securities Purchase Agreement.

(10)

Includes 599,983 shares underlying the conversion of the convertible debentures, 2,254,902 shares of common stock upon the exercise of the warrants, 55,167 shares as interest payment on the convertible debentures at the rate of 7% per annum and 220,492 shares as payment for the settlement of all current and future penalties that the Company incurred or may incur for its registration statement not being declared effective within 200 calendar days after the Closing Date and on the Effectiveness Date.

(11)

Includes 300,000 shares of common stock granted on January 25, 2006 pursuant to the Stock Compensation Program adopted by the Company on January 20, 2006. 2,600 shares and 12,400 shares were sold on June 9, 2006 and June 19, 2006 respectively.

(12)

Includes shares owned of record by China Data Holdings Limited and China Link Investment Group of which Zhu Xiao Xin, and Huang Tao may be deemed to be beneficial owners as described in footnotes (2) and (6), and shares owned directly by Song Feng as described in footnote (11), above.

Neither China Data nor China Link has voting arrangements in place with the Company. They have no other on-going business except the holding of 32.58% (9,967,500 shares by China Data) and 7.42% (2,270,595 shares by China Link) of the Company’s common stock.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All members of the Board of Directors are non-independent under the applicable independence standards of the Company.  The Company currently has not established any policies towards related transactions but will do so when it is required.

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

The Company rents office space in Shenzhen, China for its operative office from a former officer, Mr. Lai Man Yuk.  Mr. Lai is a former officer of the Company who resigned from the position of Vice President and Director on October 20, 2004. He currently holds 2,536,530 shares (approximately 8.29%) of the common stock of the Company. These include the 2,536,530 shares that are held of record by China Data Holdings Limited (“China Data”), of which Mr. Lai may be deemed to be the beneficial owner as a result of the ownership of approximately 31.81% of the shares capital of China Data by Asia Style.com Group Limited, of which Mr. Lai owns 80% of the outstanding capital.  The Company paid $138,203 which represents the total rental amount for the office in the fiscal year 2006.  The rental rate was established by the parties based upon market rental rates.

During the years ended December 31, 2006 and 2005, Mr. Lai Man Yuk, a former officer and currently a beneficial owner of approximately 2,536,530 shares of the Company’s common stock made various cash advances to China Expert Network Co. Ltd. (“CEN”) which is the wholly owned subsidiary of the Company, for its operating expenses.  On the other hand, Mr. Lai obtained cash advances from Expert Network (Shenzhen) Co. Ltd. (“ENS”), which is the wholly owned subsidiary of CEN.  On December 30, 2005, an agreement has been signed among Mr. Lai, ENS and CEN in relation to the settlement of outstanding balances among the signed parties as of the agreement date.  Pursuant to the agreement, the entire amount due by Mr. Lai to ENS as of that date of US$1,840,192 was transferred and settled against his outstanding advances to CEN.  Accordingly, in our financial statements as of December 31, 2005, amounts due to Mr. Lai and ENS by CEN became US$848,195 and US$1,840,192, respectively. The “Amount due to a director” of US$97,115 was an amount that was paid by Mr. Kung Sze Chau for CEN’s operating expenses during the period before the share exchange.  This is an amount with no interest, unsecured and no specific term of repayment.

According to the consolidated balance sheets for the year ended December 31, 2006, the amount due from a former officer is US$984,359 and amount due to a former officer is US$1,797,122.  These are all cash advances made by the former officer, Mr. Lai Man Yuk to the Company and its subsidiaries including CEN and Hong Zhong Holdings Limited, and cash advances made by ENS to Mr. Lai.  These cash advances are all interest free, unsecured and repayable within one year.

The amount due to a director for the year ended December 31, 2006 is US$96,823.  This is the amount paid by Mr. Kung Sze Chau to CEN.

On March 22, 2005, the Company intended to acquire the ownership of Shenzhen Zhong Zhuo Technology Development Company Limited (“ZZTD”), a subcontractor of the Company, and ENS signed a letter of intent with ZZTD.  Pursuant to the letter of intent, the Company placed a deposit of RMB 30,000,000 to ZZTD.  On March 1, 2006, being mutually agreed by the Company and ZZTD, an agreement has been made between both parties to rescind the letter of intent dated March 22, 2005 and the acquisition was terminated.  No penalty or compensation was agreed to by both parties for the termination.  ZZTD repaid the full deposit amount of RMB 30,000,000 to the Company on March 3, 2006.  Mr. Zhu Xiao Xin, the Chief Executive Officer of CXTI, being the company’s representative and director of ZZTD, also holds 20% of the equity interest in ZZTD.  ZZTD is one of the major subcontractors of Jinjiang and Dehua projects.  For the years ended December 31, 2006 and 2005, subcontracting services provided by ZZTD to the Company amounting Nil and US$3,044,876 respectively.

China Data Holdings Limited owns 9,967,500 shares (32.58%) of the Company’s outstanding shares. Among China Data’s shareholders, Supreme Top Limited owns 19% of the shares of China Data and Mr. Zhu Xiao Xin, who is also the director of the Company, beneficially own all the shares in Supreme Top.

Another shareholder of China Data, Tongo Network Ltd. owns 9.09% of the shares of China Data and Mr. Kung Sze Chau, who is also a director of the Company, beneficially owns all the shares in Tongo.  Mr. Kung is also one of the directors of China Data.

Another shareholder of China Data, Asia Style.com Group Ltd. owns 31.81% of the shares of China Data and Mr. Lai Man Yuk, who is an ex-officer of the Company, beneficially owns 80% of the shares in Asia Style. Mr. Lai resigned from all his duties in the Company in October 20, 2004.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and billable by BDO McCabe Lo Limited, China Expert’s independent auditors, for the audit of China Expert’s annual consolidated financial statements, reviews of quarterly financial statements and review of the registration statements for the years ended December 31, 2006 and 2005 were $187,500 and $115,000, respectively.

The aggregate fees billed by PKF Certified Public Accountants, China Expert’s previous independent auditors, for the audit of the Company’s annual consolidated financial statements reviews of quarterly financial statements and review of the registration statements for the years ended December 31, 2005 and 2004 were $17,654 and $119,537 respectively.

Tax Fees

The aggregate fees billed and billable by PKF Certified Public Accountants, China Expert’s principal accountants for tax compliance, advice and planning, were $2,500 and $2,000 for the years ended December 31, 2006 and 2005, respectively.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Exhibits

The following exhibits required by Item 601 of Regulation S-K to be filed herewith are hereby incorporated by reference:

DESIGNATION OF EXHIBIT	DESCRIPTION	LOCATION

2.1	Articles of Merger, dated May 3, 1996 between Canadian Northern Lites, Inc. and Leopard Capital, Inc.	Incorporated by reference as Exhibit 2.1 to Form 8-K filed on October 10, 2000

3.1	Articles of Incorporation of Canadian Northern Lites, Inc.	Incorporated by reference as Exhibit 4.1 to Form 8-K filed on October 10, 2000

3.2	Amendment to the Articles of Incorporation of Canadian Northern Lites, Inc.	Incorporated by reference as Exhibit 4.1 to Form 8-K filed on October 10, 2000

3.3	Bylaws of Leopard Capital, Inc.	*

5.1	Legal Opinion of Marquis & Aurbach	***

10.1	Tenancy Agreement of Office, dated August 20, 2002, between Jinjiang Gongcheng Management Services Co., Ltd. and Expert Network (Shenzhen) Company Limited	*

10.2	Tenancy Agreement, dated January 1, 2004, between Lai Man Yuk and Expert Network (Shenzhen) Company Limited	*

10.3	Tenancy Agreement of Office, dated April 21, 2004, between Jinjiang Gongcheng Management Services Co., Ltd. and Expert Network (Shenzhen) Company Limited	*

10.4	Tenancy Agreement, dated January 1, 2005, between Lai Man Yuk and Expert Network (Shenzhen) Company Limited	*

10.5	Employment Contract, dated November 5, 2004, between Zhu Xiao Xin and Expert Network (Shenzhen) Company Limited	*

10.6	Employment Contract, dated December 12, 2004, between Chiang Min Liang and Expert Network (Shenzhen) Company Limited	*

10.7	Employment Contract, dated June 12, 2005, between Chiang Min Liang and Expert Network (Shenzhen) Company Limited	*

10.8	Employment Contract, dated November 4, 2005, between Zhu Xiao Xin and Expert Network (Shenzhen) Company Limited	*

10.9	Consulting Agreements dated June 17, 2005, Expert Network Development Company Limited and China Expert Technology, Inc.	Incorporated by reference as Exhibit 10.1 to Form 8 filed on July 13, 2004

10.10	Consulting Agreements dated June 17, 2005, Expert Network Development Company Limited and China Expert Technology, Inc.	Incorporated by reference as Exhibit 10.1 to Form 8 filed on July 13, 2004

10.11	Strategic Services Agreement, dated February 26, 2004	Incorporated by reference as Exhibit 10.1 to Form S-8 filed on November 8, 2004

10.12

Agreement for Share Exchange, dated December 30, 2003, by and among Leopard Capital, Inc., China Expert Network Company Limited, the Shareholders of China Expert Network Company Limited, and Hudson Capital Corporation

Incorporated by reference as Exhibit 2.1 to Form 8-K filed on February 24, 2004

10.13

Agreement, dated May 8, 2003, by and between the People's Municipal Government of Nan'an City and Expert Network (Shenzhen) Co., Ltd. regarding Electronic Administration Planning, Design and Construction of the Municipality Government of Nan'an City

*

10.14

Agreement, dated April 30, 2003, by and between Jinjiang Gongcheng Management Services Co., Ltd. and Expert Network Development (Shenzhen) Co., Ltd. regarding the Jinjiang City Electronic Administration Planning, Design and Construction

*

10.15	Supplementary Provisions to Contract, dated June 10, 2003, by and between Jinjiang Gongcheng Management Services Co., Ltd. and Expert Network Development (Shenzhen) Co., Ltd.	*

10.16

Agreement, dated March 20, 2005, by and between Jinjiang Gongcheng Management Services Co., Ltd. and Expert Network Development (Shenzhen) Co., Ltd. regarding the Jinjiang Electronic Administration Promotion Project

*

10.17

Agreement, dated May 5, 2005, by and between Jinjiang Gongcheng Management Services Co., Ltd. and Expert Network Development (Shenzhen) Co., Ltd. regarding the Jinjiang Electronic Business Project Construction

*

10.18

Agreement, dated April 9, 2004, by and between Dehua County People's Municipality of Fujian Province and Expert Network Development (Shenzhen) Co., Ltd. regarding the Electronic Administration Planning, Design and Construction of Dehua County

*

10.19	Agreement, dated January 5, 2005, by and between Dehua County Electronic Administration and Construction Management Company Limited of Fujian Province and Expert Network	*

10.20

Agreement, dated June 17, 2005, by and between Huian County Electronic Administration Management Company, Limited and Expert Network Development (Shenzhen) Co., Ltd. regarding the Electronic Administration Planning, Design and Construction of Huian County People's Municipality of Fujian Province

*

10.21

Securities Purchase Agreement, dated October 21, 2005, by and between China Expert Technology, Inc, Alpha Capital AG, DKR Soundshore Oasis Holding Fund, Ltd., Ellis International, Ltd. Inc. Platinum Partners Advisors, LLC and Platinum Long Term Growth I, LLC

*

10.22

Registration Rights Agreement dated October 31, 2005, by and between China Expert Technology, Inc. Alpha Capital AG, KDR Soundshore Oasis Holding Fund, Ltd., Ellis International, Platinum Partners Advisors, LLC and Platinum Long Term Growth I, LLC

*

10.23	Security Agreement, dated October 31, 2005, by and between China Expert Technology, Inc., China Expert Network Co., Ltd., Expert Network (SHENZHEN) Co., Ltd. and Hong Zhong Holdings, Ltd.	*

10.24	Form of Secured Debentures	*

10.25

Escrow Agreement, dated October 21, 2005 by and between China Expert Technology, Inc. Alpha Capital AG, DKR Soundshore Oasis Holding Fund, Ltd., Ellis International, Platinum Partners Advisors, LLC and Platinum Long Term Growth I, LLC

*

10.26	Form of Short Term Common Stock Purchase Warrant	*

10.27	Form of Long Term Common Stock Purchase Warrant	*

10.28	Lock-Up Agreements dated October 21, 2005, by and among China Expert Technology, Inc. and China Data Holdings Ltd., and China Link Investment Group Limited.	*

10.29	Subsidiary Guarantee, dated as of October 31, 2005, by and between China Expert Network Co. Ltd., Expert Network (Shenzhen) Co. Ltd. and Hong Zhong Holdings Ltd.	*

10.30	Tenancy Agreement dated January 1, 2006, between Lai Man Yuk and Expert Network (Shenzhen) Company Limited	**

10.31	Employment Contract, dated December 12, 2005, between Chiang Min Ling and Expert Network (Shenzhen) Company Limited	**

10.32	Employment Contract, dated February 1, 2005, between Huang Tao and Hong Zhong Holdings Limited	**

10.33	Employment Contract, dated November 5, 2003, between Zhu Xiao Xin and Expert Network (Shenzhen) Company Limited	**

10.34	Employment Contract, dated November 2, 2005, between Fu Wan Chung, Simon and Hong Zhong Holdings Limited	**

10.35	Notice of confirmation of Jinjiang E-government Training being appointed as the National demonstration model dated December 29, 2003 issued by the Computer Education, Authorization and Certification	***

10.36

Notice of approving Shenzhen City Patented Services Centre and other units to take up part of the technological achievement appraisal services dated March 8, 2001 issued by the Science and Technology Bureau of Shenzhen City

**

10.37

Agreement, dated July 12, 2005, by and between the Nan'an City Administrative Electronic Information Management Company Limited and Expert Network (Shenzhen) Company Limited regarding Nan'an City E-Government Planning, Design and Construction

**

10.38

Agreement, dated January 4, 2006, between Fujian Province Dehua County E-Government Construction Project Management Company Limited and Expert Network (Shenzhen) Company Limited regarding the E-Government Expansion Project of Dehua County

**

10.39

Agreement, dated March 5, 2006, between Fujian Province Dehua County E-Government Construction Project Management Company Limited and Expert Network (Shenzhen) Company Limited regarding the Electronic Business Construction Project of Dehua County

**

10.40

Agreement, dated February 13, 2006, between Fujian Province Dehua County E-Government Construction Project Management Company Limited and Expert Network (Shenzhen) Company Limited regarding the Dehua County Public Security Unified Command System Project

**

10.41

Agreement, dated January 13, 2006, between Licheng District City People's Municipality of Fujian Province and Expert Network (Shenzhen) Company Limited regarding the Project of Licheng District City E-Government Construction

***

10.42

Agreement, dated March 30, 2006, between Shishi City Information Management Company Limited and Expert Network (Shenzhen) Company Limited regarding the Project of Shishi City E-Government Planning, Design and Construction

Incorporated by reference as Exhibit 10.2 to Form 8-K filed on April 4, 2006

10.43

Agreement, dated December 29, 2005, between Jinjiang Gongcheng Management Services Co., Ltd and Expert Network (Shenzhen) Company Limited regarding the Jinjiang Society Medical Insurance Information System Project

**

10.44

Agreement, dated November 22, 2005, between Jinjiang City E-Government Project Construction Command Bureau and Expert Network (Shenzhen) Company Limited regarding the Project of "Unified Command System" for Public Security in Jinjiang City

**

10.45

Agreement, dated January 30, 2005, between Jinjiang Congcheng Management Service Co. Ltd. and Expert Network (Shenzhen) Company Limited regarding the Jinjiang E-Government Project Systems Repair and Maintenance Contract

**

10.46

Agreement, dated February 15, 2005, between Jinjiang City E-Government Project Construction Command Bureau and Expert Network (Shenzhen) Company Limited regarding the Jinjiang E-Government System Administration and Applied Technology Training

**

10.47	Consulting Agreement dated March 2, 2006, between FuJian Internet Consultants Limited and Expert Network (Shenzhen) Company Limited	Incorporated by reference as Exhibit 10.4 to Form 8-K filed on March 8, 2006

10.48	Supplementary Agreement dated January 2, 2006, between China E-internet Technologies Limited and Expert Network (Shenzhen) Company Limited	Incorporated by reference as Exhibit 10.2 to Form S-8 filed on January 24, 2006

10.49	Agreement dated July 10, 2006, between Nan’an City Administrative Electronic Information Management Company Limited and Expert Network (Shenzhen) Company Limited	Incorporated by reference as Exhibit 10.2 to Form 8-K filed on July 18, 2006.

10.50

Amendment and Waiver Agreement dated October 31, 2006 by and between China Expert Technology, Inc., Alpha Capital AG, DKR Soundshore Oasis Holding Fund, Ltd., Ellis International, Inc., Platinum Partners Advisors, LLC and Platinum Long Term Growth I, LLC.

Incorporated by reference as Exhibit 10.8 to Form 8-K filed on November 2, 2006.

10.51	Agreement dated November 13, 2006 between Cangshan District Information Management Company Limited and Expert Network (Shenzhen) Company Limited	Incorporated by reference as Exhibit 10.2 to Form 8-K filed on November 15, 2006

10.52	Consulting Agreement dated November 9, 2006 between Cangshan Science Park Huada Electronic and Information Technology Development Company and Expert Network (Shenzhen) Company Limited	Incorporated by reference as Exhibit 10.3 to Form 8-K filed on November 15, 2006

10.53	Agreement dated November 28, 2006 between Minqing County Electronic Government Management Centre and Expert Network (Shenzhen) Company Limited	Incorporated by reference as Exhibit 10.2 to Form 8-K filed on December 4, 2006

10.54	Consulting Agreement dated November 27, 2006 between Minqing Jin Nuo Information Technology Co. Ltd. and Expert Network (Shenzhen) Company Limited	Incorporated by reference as Exhibit 10.3 to Form 8-K filed on December 4, 2006

10.55	Agreement dated December 12, 2006 between Quanzhou City Quangang District e-Government Project Command Centre and Expert Network (Shenzhen) Company Limited	Incorporated by reference as Exhibit 10.2 to Form 8-K filed on December 18, 2006

10.56	Consulting Agreement dated December 11, 2006 between Quanzhou Quo Guang Scientific Technology Development Company Limited and Expert Network (Shenzhen) Company Limited	Incorporated by reference as Exhibit 10.2 to Form 8-K filed on December 18, 2006

10.57	Agreement dated December 13, 2006 between Pingtan County e-government Management Centre and Expert Network (Shenzhen) Company Limited	Incorporated by reference as Exhibit 10.4 to Form 8-K filed on December 18, 2006

10.58	Consulting Agreement dated December 13, 2006 between Pingtan County Shun Wei Information Technology Company Limited and Expert Network (Shenzhen) Company Limited	Incorporated by reference as Exhibit 10.5 to Form 8-K filed on December 18, 2006

10.59	Agreement dated December 18, 2006 between Fuzhou Mawei District E-Government Management Centre and Expert Network (Shenzhen) Company Limited	Incorporated by reference as Exhibit 10.2 to Form 8-K filed on December 20, 2006

10.60	Consulting Agreement dated December 18, 2006 between Fuzhou C.H. Network Science & Technology Ltd. and Expert Network (Shenzhen) Company Limited	Incorporated by reference as Exhibit 10.2 to Form 8-K filed on December 20, 2006

10.61	Agreement dated December 19, 2006 between Yongtai County Information Technology Management Service Centre and Expert Network (Shenzhen) Company Limited	Incorporated by reference as Exhibit 10.4 to Form 8-K filed on December 20, 2006

10.62	Consulting Agreement dated December 19, 2006 between Yongtai Jia Zhen Information Consultants Company Limited and Expert Network (Shenzhen) Company Limited	Incorporated by reference as Exhibit 10.5 to Form 8-K filed on December 20, 2006

14.01	Code of Ethics	*

23.3	Consent of Marquis & Aurbach	Included in Exhibit 5.1

31.1	Certifications of CEO pursuant to Rule 13a-14(a)/15d-14(a)	****

31.2	Certifications of CFO pursuant to Rule 13a-4(a)/15d-14(a)	****

32.1	Certifications of CEO pursuant to Section 1350	****

32.2	Certifications of CFO pursuant to Section 1350	****

*

Previously filed with the registration statement on Form SB-2 filed on December 29, 2005 (Registration No. 333-131242)

**

Filed as an exhibit to Amendment No. 1 to Form SB-2 filed on May 3, 2006 (Registration No. 333-131242)

***

Filed as an exhibit to Amended No. 3 to Form S-1 filed on January 8, 2007 (Registration No. 333-130750)

****

Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the __ day of April, 2007.

China Expert Technology, Inc.

Date: April 12, 2007	By: /s/ Zhu Xiaoxin
Name: Zhu Xiaoxin
Title: Chief Executive Officer

Date: April 12, 2007	By: /s/ Fu Wan Chung
Name: Fu Wan Chung, Simon
Title: Chief Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 12, 2007	By: /s/ Zhu Xiaoxin
Name: Zhu Xiaoxin
Title: Chief Executive Officer, President and Director

Date: April 12, 2007	By: /s/ Huang To
Name: Huang Tao
Title: Chairman and Director

Date: April 12, 2007	By:/s/ Fu Wan Chung
Name: Fu Wan Chung, Simon
Title: Chief Financial Officer and Director

CHINA EXPERT TECHNOLOGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-1 – F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Income and Comprehensive Income	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CHINA EXPERT TECHNOLOGY, INC.

We have audited the accompanying consolidated balance sheets of China Expert Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Expert Technology, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

BDO McCabe Lo Limited

Hong Kong, April 3, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Expert Technology, Inc.

We have audited the accompanying consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2004 of China Expert Technology, Inc. (the “Company”) and its subsidiaries.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, as of December 31, 2004 the consolidated results of operations and cash flows of China Expert Technology, Inc. and its subsidiaries for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

PKF

Certified Public Accountants

Hong Kong

February 22, 2005, except for the

restatement discussed in Note 2 to

the consolidated financial statements,

as to which the date is March 10, 2006

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	US$	US$

ASSETS
Current assets
Cash and cash equivalents	10,073,823	7,326,595
Account receivables, net of allowance for doubtful accounts of nil and nil at December 31, 2006 and 2005, respectively	33,631,372	15,423,852
Cost and estimated earnings in excess of billings (Note 9)	781,646	1,082,969
Amount due from a director	-	609
Amount due from a former officer (Note 7)	984,359	24,229
Prepayments, deposits and other receivables (Note 8)	18,862,836	9,797,938
Deferred finance costs	-	539,756
Current portion of stock based prepaid expenses (Note 6)	1,582,500	500,000

Total current assets	65,916,536	34,695,948

Property and equipment, net (Note 4)	15,752	28,999
Intangible assets, net (Note 5)	-	-
Stock based prepaid expenses (Note 6)	1,780,313	1,062,500
Deferred tax assets (Note 11)	-	-

Total assets	67,712,601	35,787,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	252,575	644,470
Accrued payroll and employees’ benefits	72,839	49,115
Other payables and accruals	378,773	687,837
Amount due to a director	96,823	97,115
Amount due to a former officer (Note 7)	1,797,122	850,172
Amounts due to shareholders	-	730
Income taxes payable	1,362,531	1,514,217
PRC business tax payable	1,123,788	641,793
Deferred tax liabilities (Note 11)	470,804	97,783
Convertible debentures, net of discount of nil and US$3,665,439 at December 31, 2006 and 2005, respectively (Note 10)	2,879,969	733,000
Embedded derivatives (Note 10)	-	3,631,000
Warrants (Note 14)	-	5,532,000

Total current liabilities	8,435,224	14,479,232

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, par value US$0.001, authorized 200,000,000 shares; issued and outstanding December 31, 2006: 30,597,604 shares; December 31, 2005: 25,902,996 shares (Note 14)	30,598	25,903
Additional paid-in capital	40,657,410	12,101,755
Accumulated other comprehensive income	2,015,239	450,641
Retained earnings	16,574,130	8,729,916

Total stockholders’ equity	59,277,377	21,308,215

Total liabilities and stockholders’ equity	67,712,601	35,787,447

See the accompanying notes to consolidated financial statements.

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December, 31
	2006	2005	2004
	US$	US$	US$

Revenue	66,059,245	35,568,606	26,831,135
Cost of revenue	(31,301,262)	(18,887,176)	(14,469,900)

Gross profit	34,757,983	16,681,430	12,361,235
Other operating income	176,074	47,869	2,872
General and administrative expenses	(7,404,217)	(1,625,667)	(1,193,849)
Advertising and marketing expenses	(6,125,611)	(623,578)	(1,101,205)
Consultancy fees for reverse takeover	-	-	(2,940,000)
Amortization of intangible assets (Note 5)	-	(289,352)	(385,604)
Depreciation of property and equipment (Note 4)	(15,776)	(18,171)	(36,222)
Other operating expenses	(180,000)	-	(22,065)

Income from operations	21,208,453	14,172,531	6,685,162

Other income (expenses)
Interest income	104,855	34,386	24,350
Interest expenses and finance costs	(4,606,004)	(702,012)	-
Loss on extinguishment of debts	(504,204)	-	-
Change in fair value of derivatives	(3,129,000)	(4,244,186)	-

Income before income tax	13,074,100	9,260,719	6,709,512
Income tax expense (Note 11)	(5,229,886)	(2,757,400)	(1,882,671)

Net income	7,844,214	6,503,319	4,826,841

Other comprehensive income
Foreign currency translation adjustment	1,564,598	450,641	-

Comprehensive income	9,408,812	6,953,960	4,826,841

Net income per share (Note 12)
Basic:
Net income per share	US$0.28	US$0.26	US$0.20
Weighted average common stock outstanding	28,498,423	24,545,570	23,673,802

Diluted:
Net income per share	US$0.22	US$0.26	US$0.20
Weighted average common stock outstanding	28,990,845	24,545,570	23,673,802

See the accompanying notes to consolidated financial statements.

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	(Accumulated Deficit)/	Accumulated Other	Total
	Shares		Paid-in	Retained	Comprehensive	Stockholders’
	Outstanding	Amount	Capital	Earnings	Income	Equity
		US$	US$	US$	US$	US$

At January 1, 2004	19,935,000	19,935	3,836,106	(2,600,244)	-	1,255,797
Shares issued for reverse takeover	728,474	728	20,607	-	-	21,335
Shares issued in return for consultancy services on reverse takeover	1,400,000	1,400	2,938,600	-	-	2,940,000
Shares issued in return for provision of consultancy works	1,800,000	1,800	3,598,200	-	-	3,600,000
Shares issued in return for sourcing of a contract customer	1,101,205	1,101	1,100,104	-	-	1,101,205
Cancellation of shares previously issued to a consultant	(550,000)	(550)	(1,099,450)	-	-	(1,100,000)
Net income	-	-	-	4,826,841	-	4,826,841

At December 31, 2004	24,414,679	24,414	10,394,167	2,226,597	-	12,645,178
Shares issued in return for sourcing of a contract customer	1,056,911	1,057	622,521	-	-	623,578
Cancellation of shares previously issued to an investor	(1,877,863)	(1,877)	1,877	-	-	-
Conversion of convertible debentures	2,309,269	2,309	1,083,190	-	-	1,085,499
Foreign currency translation adjustment	-	-	-	-	450,641	450,641
Net income	-	-	-	6,503,319	-	6,503,319

At December 31, 2005	25,902,996	25,903	12,101,755	8,729,916	450,641	21,308,215
Shares issued in return for sourcing of contract customers	2,253,165	2,253	5,458,672	-	-	5,460,925
Conversion of convertible debentures	843,594	844	1,517,626	-	-	1,518,470
Shares issued for employees’ compensation	800,000	800	1,671,200	-	-	1,672,000
Shares issued for settlement of debenture interest	184,034	184	448,067	-	-	448,251
Share issued for settlement of liquidated damages	613,815	614	1,583,029	-	-	1,583,643
Re-assessment of the fair value of shares previously issued for consultancy services	-	-	5,412,500	-	-	5,412,500
Fair value of debentures in excess of the face value of the convertible debentures	-	-	2,199,561	-	-	2,199,561
Reclassification of warrant from liability	-	-	10,265,000	-	-	10,265,000
Foreign currency translation adjustment	-	-	-	-	1,564,598	1,564,598
Net income	-	-	-	7,844,214	-	7,844,214

At December 31, 2006	30,597,604	30,598	40,657,410	16,574,130	2,015,239	59,277,377

See the accompanying notes to the consolidated financial statements.

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
	US$	US$	US$

Cash flows from operating activities:
Net income	7,844,214	6,503,319	4,826,841
Adjustment to reconcile net income to net cash
(used in) provided by operating activities:
Amortization of intangible assets	-	289,203	385,604
Depreciation of property and equipment	15,776	18,171	36,222
Change in fair value and amortization of prepaid consultancy fees	5,412,500	500,000	437,500
Deferred tax assets / liabilities	362,710	369,541	43,987
Expenses compensated by common stock	8,613,733	623,578	4,041,205
Amortization of debenture discount and deferred finance cost	4,205,196	702,012	-
Change in fair value of derivatives	3,129,000	4,244,186	-
Loss on extinguishment of debts	504,204	-	-
Other expenses	-	-	22,065

Changes in operating assets and liabilities:
Increase in accounts receivable	(17,654,735)	(10,888,397)	(4,438,331)
Decrease (increase) in costs and estimated earnings	301,323	(1,082,969)	(164,820)
Increase in prepayments, deposits and receivables	(14,255,619)	(2,124,955)	(2,583,551)
(Decrease) increase in accounts payable	(413,477)	(351,987)	965,432
Increase (decrease) in accrued payroll and employees’ benefits	23,724	19,800	(5,533)
(Decrease) increase in other payables and accruals	(97,992)	393,657	(110,862)
Decrease in deposits received	-	-	(93,141)
Increase (decrease) in PRC business tax payable	460,502	(1,504,425)	683,262
(Decrease) increase in income taxes payable	(196,860)	512,224	1,838,685

Net cash (used in) provided by operating activities	(1,745,801)	(1,777,042)	5,884,565

Cash flows from investing activities:
Purchase of property and equipment	(2,482)	(25,859)	(5,233)
Deposit for acquisition of a subcontractor	-	(3,717,380)	-
Refund of deposit for acquisition of a subcontractor	3,717,380	-	-

Net cash provided by (used in) investing activities	3,714,898	(3,743,239)	(5,233)

Cash flows from financing activities:
Loans to a director	-	-	(3,031,479)
Repayment of loan from a director	612	3,031,479	-
Advance from directors	-	784	1,771,063
Repayment to directors	(730)	(66,073)	(1,610,965)
Advance from a former officer	1,548,832	2,112,197	2,489,528
Repayment to a former officer	(1,558,346)	(1,364,202)	(2,279,384)
Legal and professional expenses in connection of issuance of convertible debentures	-	(453,707)	-
Proceeds from issuance of convertible debentures	-	6,000,000	-

Net cash (used in) provided by financing activities	(9,632)	9,260,478	(2,661,237)

Effect of exchange rate changes	787,763	321,080	-

Net increase in cash and cash equivalents	2,747,228	4,061,277	3,218,095
Cash and cash equivalent, beginning of year	7,326,595	3,265,318	47,223

Cash and cash equivalent, end of year	10,073,823	7,326,595	3,265,318

CHINA EXPERT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Year ended December 31,
	2006	2005	2004
	US$	US$	US$

Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	-	-	-
Income taxes	5,155,048	3,061,299	-

Supplementary disclosure of significant non-cash transactions
Shares issued for reverse merger	-	-	21,335
Issuance of common stock in return for consultancy services on reverse takeover	-	-	2,940,000
Issuance of common stock in return for consultancy services for five years from 2004 to 2009	-	-	2,500,000
Issuance of common stock in return for advertising and marketing services	5,460,925	623,578	1,101,205
Cancellation of shares	-	1,877	-
Issuance of warrants in return for legal and professional services in connection with the issuance of convertible debentures	172,000	194,000	-
Convertible debentures converted into common stock	1,518,470	1,085,499	-
Issuance of common stock for employees’ compensation	1,672,000	-	-
Issuance of common stock for settlement of liquidated damages	1,080,000	-	-
Issuance of common stock for settlement of debenture interest	448,251	-	-

See the accompanying notes to consolidated financial statements

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

Following a reverse takeover, the Company has ended its development stage and is now engaging in the provision of system integration services, consultancy services and agency services through its subsidiaries, China Expert Network Company Limited, Expert Network (Shenzhen) Limited (“ENS”) and Hong Zhong Holdings Limited (“HZH”).  CEN is a limited liability company incorporated in Hong Kong and wholly owned by CXTI.  ENS is a limited liability company established in the People’s Republic of China (the “PRC”).  HZH is a limited liability company incorporated in the British Virgin Islands.  ENS and HZH are wholly owned by CEN.  For the years ended December 31, 2006, 2005 and 2004, the Company’s revenue were mainly generated from the provision of system integration for establishment of e-government information system and network to local government bodies in Fujian Province, the PRC.

On April 12, 2004, the name of the Company was changed from Leopard Capital, Inc. to China Expert Technology, Inc.

2.

RESTATEMENT OF FINANCIAL STATEMENTS

2004’s Consolidated Financial Statements	As previously reported	Adjustment number (1)	Adjustment number (2)	As restated
	US$	US$	US$	US$

Net income	7,766,841	(2,940,000)	-	4,826,841

Common stock	3,879,727	-	(3,855,313)	24,414

Additional paid-in capital	3,598,854	2,940,000	3,855,313	10,394,167

Adjustment number:

(1)

In conjunction with the Exchange as mentioned in Note 1 above, CXTI also issued a total 1,400,000 common shares to financial institutes and advisors as compensation for consulting services for the reverse takeover in addition to 19,935,000 common shares of the Company to the Shareholders. This transaction was previously reported in the 2004 financial statements as part of the shares issued for acquisition of CEN and charged directly to equity by reference to the par value of such shares issued.

2.

RESTATEMENT OF FINANCIAL STATEMENTS - Continued

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

As a result of the aforementioned adjustment, the net income for 2004 was reduced by US$2,940,000, the net income per share was reduced from US$0.33 to US$0.20 per share and the additional paid-in capital was increased by US$2,940,000. The adjustment had no impact on net cash provided by operating activities reported in the 2004 consolidated statement of cash flows.

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

During the year ended December 31, 2005, the Company issued 7% secured convertible debentures in a face amount of US$6,000,000 which are due and payable in full in one year from their issuance (refer to Note 10 for details).  As no floor price is set for the conversion price of such convertible debentures which vary with the fair value of the Company’s common stock, the Company could not be sure it had adequate authorized shares for the future conversion of convertible debentures.  Therefore, all embedded derivatives and freestanding warrants are recorded at fair value, marked-to-market at each reporting period, and are carried on a separate line of the accompanying balance sheet.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Derivative - Continued

On October 31, 2006, the Company entered into an Amendment and Waiver Agreement with the holders of its outstanding secured convertible debentures.  Under the terms of the Amendment and Waiver Agreement, the Company and the holders agreed to (i) extend the due date of debentures for a period of six months from October 31, 2006 to April 30, 2007; (ii) amend the outstanding debentures to provide for a fixed conversion price of $1.80 per share; (iii) waive any other currently existing potential defaults relating to the Company’s failure to have its registration statement declared effective within 200 days of the closing date under the Securities Purchase Agreement, and (iv) waive the debenture interest during the extension period of the debentures.

Based on the amended terms of convertible debentures, the Company has reclassified the freestanding warrants as equity based on the fair value as of October 31, 2006 in accordance with EITF 00-19.

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

The Company enters into long-term fixed price contracts with local governments to provide system integration services, which included designing the framework of the e-government system, software development and system integration.  The software development is subcontracting to several external software development companies at a fixed price basis.  Revenue, net of sales taxes, on long–term fixed price contracts is  recognized under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred as a percentage of the total estimated costs to the customer.

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue recognition - Continued

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

Revenues, net of sales taxes, for consultancy services, agency services, maintenances services and other services are recognized as work is performed and amounts are earned in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements” as amended by SAB No. 104 “Revenue Recognition”.  The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured.  For contracts with fees based on time-and-materials or cost-plus, revenue is recognized over the period of performance.

Cost of revenue

Cost of revenue comprises mainly subcontracting costs, labor and other cost incurred by those staff directly engaged in the contracts.

Advertising and marketing expenses

Advertising and marketing expenses, which are charged to income statement as incurred, were US$6,125,611, US$623,578 and US$1,101,205 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Foreign Currency Translation - Continued

For financial reporting purposes, RMB has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated at the exchange rate in effect at year end dates. Income statement accounts are translated at the average rate of exchange prevailing for each of the years.  Translation adjustments arising from the use of different exchange rate from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”.  Gains and losses resulting from foreign currency translations are included in other comprehensive income.  The exchange rate between the RMB and the US$ and used for the years ended December 31, 2006 and 2005 were RMB7.8087 to US$1.00 and RMB8.0702 to US$1.00, respectively.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements.  The Company adopted the market price of common stock at issuance date to determine the fair value of common stock issued to employees as compensation.  The Company did not grant any options during the year ended December 31, 2006 and 2005.

The Company adopted the China Expert Technology, Inc. Stock Compensation Program (the “Program”) and reserved up to 800,000 shares of common stock for issuance under the Program.  The purpose of the Program is to attract and retain key employees, consultants and other persons, and to provide such key individuals with an additional incentive to contribute to the success of the Company.

During the year ended December 31, 2006, the Company issued 800,000 shares of common stock to employees as a compensation for services.  The issued shares are unrestricted and transferable at issuance.  At issuance date, the market price of common stock was US$2.09 per share and all the related employees’ benefit amounted to US$1,672,000 was recorded in general and administrative expense.

Recently issued accounting pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of SFAS 155 does not have a material impact on its consolidated financial position, results of operations or cash flows.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recently issued accounting pronouncements - Continued

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“ EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company’s policy to record revenue is net of sales taxes.  The adoption of EITF 06-3 does not have a material impact on its consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 does not have a material impact on its consolidated financial position, results of operations or cash flows.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  The adoption of SAB 108 does not have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“ EITF 06-6”).   EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The Company has modified its convertible debentures in October 2006 and considered the adoption of EITF 06-6 does not have a material impact on its consolidated financial position, results of operations or cash flows.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recently issued accounting pronouncements - Continued

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133”, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued.  The adoption of EITF 06-7 does not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-02 does not have a material impact on its consolidated financial position, results of operations or cash flows as the debentures holders waived all future liquidated damages after modifying the convertible debentures in October 2006.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 159.  The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2006	2005
	US$	US$
At cost:
Furniture, fixtures and office equipment	144,404	142,122
Computer equipment and software	186,069	180,400
Motor vehicles	101,384	98,919
Leasehold improvements	160,220	158,337

Total	592,077	579,778
Accumulated depreciation	(576,325)	(550,779)

Property and equipment, net	15,752	28,999

Depreciation for each of the three years ended December 31, 2006, 2005 and 2004 was US$15,776, US$18,171 and US$36,222, respectively.

5.

INTANGIBLE ASSETS

	2006	2005
	US$	US$
At cost:
Information databases	1,928,020	1,928,020
Accumulated amortization	(1,928,020)	(1,928,020)

Intangible assets, net	-	-

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

Amortization for each of the three years ended December 31, 2006, 2005 and 2004 was nil, US$289,203 and US$385,604, respectively.

6.

STOCK BASED PREPAID EXPENSES

At December 31, 2006 and 2005 stock based prepaid expenses are as follows:

	2006	2005
	US$	US$

Consultancy fees	2,500,000	2,500,000
Fair value adjustment	5,412,500	-

	7,912,500	2,500,000
Amortization	(4,549,687)	(937,500)

	3,362,813	1,562,500
Less: Amount to be amortized within one year	(1,582,500)	(500,000)

	1,780,313	1,062,500

Stock based prepaid expenses represent the aggregate fair value of the company’s common stock issued on February 18, 2004 in return for the consultancy works provided by certain consultants to the Company for the period from February 18, 2004 to February 17, 2009.  During the year 2006, a fair value adjustment of US$5,412,500 was determined by reference to the closing price of the Company’s common stock of US$6.33 as quoted on the OTCBB at the December 29, 2006.

Amortization for each of the three years ended December 31, 2006, 2005 and 2004 was US$3,612,187, US$500,000 and US$437,500, respectively.

7.

RELATED PARTIES TRANSACTIONS

As of December 31, 2006 amount due from Mr. Lai Man Yuk (“Mr. Lai”), a former officer and currently also a beneficial owner of the Company, represents mainly temporary cash advances to Mr. Lai by a subsidiary. Amount due to Mr. Lai represents cash advances from him to the Company and it’s subsidiaries.  Details of the balances with Mr. Lai are as follows:

	2006	2005
	US$	US$

Amount due from Mr. Lai to:
Expert Network (Shenzhen) Company Limited	984,359	-
Hong Zhong Holdings Limited	-	24,229

Total	984,359	24,229

Amount due to Mr. Lai by:
China Expert Technology, Inc.	1,977	1,977
China Expert Network Company Limited	1,645,548	848,195
Hong Zhong Holdings Limited	149,597	-

Total	1,797,122	850,172

The above balances are interest free, unsecured and repayable within one year.

In 2004, a rental agreement was signed between Mr. Lai and the ENS for leasing of the office premise, which owned by Mr. Lai, in Shenzhen at a monthly rent of RMB91,677, which was determined by both parties with reference to the market rental.  The operating lease arrangements with expiry date in December 2007 are non-cancelable and rentals are paid on a monthly basis.  During the years ended December 31, 2006, 2005 and 2004, the Company paid rentals amounting to US$138,203, US$134,447, and US$133,404 respectively, to Mr. Lai.

In April 2005, Mr. Lai sold a used motor vehicle to the Company at an amount of HK$180,000 (equivalent to US$23,136) which was determined by both parties with reference to the market value.

On March 22, 2005, the Company intended to acquire the ownership of Shenzhen Zhong Zhuo Technology Development Company Limited (“ZZTD”), a subcontractor of the Company, and ENS signed a letter of intent with ZZTD.  Pursuant to the letter of intent, the Company placed a deposit of RMB30,000,000 to ZZTD.  On March 1, 2006, being mutually agreed by the Company and ZZTD, an agreement has been made between both parties to rescind the letter of intent dated March 22, 2005 and the acquisition was terminated.  No penalty or compensation were required as agreed by both parties for the termination.  ZZTD repaid the full deposit amount of RMB30,000,000 (equivalents to US$3,717,380) to the Company on March 3, 2006.  Mr. Zhu Xiaoxin, the Chief Executive Officer of CXTI, being the company’s representative and director of ZZTD, holds 20% of the equity interest in ZZTD.  Effective as of May 25, 2006, Mr. Zhu disposed all his equity interest in ZZTD and resigned as director and legal representative of ZZTD.

Other balances with directors and shareholders are interest-free, unsecured and repayable on demand.

8.

PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	2006	2005
	US$	US$

Prepaid contract costs	11,962,663	6,013,009
Prepaid consultancy fees	6,864,141	-
Deposit for acquisition of a subcontractor (Note 7)	-	3,717,380
Others	36,032	67,549

	18,862,836	9,797,938

8.

PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES - Continued

Prepaid contract costs refer to prepayments made to suppliers for the purchases of hardware on behalf of customers, and down-payment to subcontractors for system development.  Prepayments are required during the start-up stage of each project, and no revenue and cost be recognized during this stage.

Prepaid consultancy fees of $7,447,488 was paid for the sourcing of Cangshan District, Minqing County, Quangang District, Pingtan County, Mawei District and Yongtai County contracts.  Such expenses will be amortized over the period from the date of contract signed to date of project commencement.  An amortization of prepaid consultancy fees of $583,347 was charged for the year 2006.

9.

COST AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

	2006	2005
	US$	US$

Cost and estimated earnings to date	137,903,826	71,844,581
Less: Billings	(137,122,180)	(70,761,612)

	781,646	1,082,969

10.

CONVERTIBLE DEBENTURES

2005 and 2006 Debentures

On October 31, 2005, the Company issued 7% secured convertible debentures (the “2005 Debentures”) at par with a principal amount of US$6,000,000.  The 2005 Debentures are due and payable in full in one year from the date of issuance and require quarterly payment of interest payable in cash or stock at the option of the Company.  At any time from the date of issuance until the maturity date of the 2005 Debentures, the 2005 Debenture holders have the right to convert the full face amount of the 2005 Debentures to common stock of the Company at a price of equal to 75% of the average of the volume weighted average prices of the Company’s common stock for the five consecutive trading days immediately prior to the date of conversion.  In no event will the conversion price be greater than US$1.80 per share.

In connection with the issuance of the 2005 Debentures, the Company issued short-term warrants (“Short Term Warrants”) and long-term warrants (“Long Term Warrants”) to the 2005 Debenture holders.  For Short Term Warrants, the Company issued the right to the holders to purchase up to 3,921,569 shares of the Company’s common stock at a price of US$1.53 per share.  Short Term Warrants are exercisable for a period equal to the earlier of 18 months from the date of a registration statement declared effective by the Securities and Exchange Commission (“SEC”) or five years from their issuance.  For Long Term Warrants, the Company issued the right to the holders to purchase up to 1,960,784 shares of the Company’s common stock at a price of US$3.06 per share.  Long Term Warrants are exercisable for a period of five years following their issuance.

The Company accounted for the net proceeds from the issuance of the 2005 Debentures as three separate components; an embedded derivative component (conversion features), a detachable warrant component and a debt component.  The Company determined the initial carrying value of the debt component by subtracting the fair value of the derivative components amounted to US$5,737,000 (US$3,792,000 for the fair value of conversion features of the 2005 Debentures and US$1,945,000 for the fair value of the detachable warrants issued in connection with the 2005 Debentures) from the net proceeds received from the issuance of the 2005 Debentures.  This resulted in an initial carrying amount of the debt component of US$263,000 at October 31, 2005.

10.

CONVERTIBLE DEBENTURES - Continued

2005 and 2006 Debentures - Continued

On November 7, 2005, the Company issued a total of 2,309,269 shares of common stock to the 2005 Debenture holders following an exercise of their election to convert a total of US$1,601,561 in principal amount of the 2005 Debentures plus accrued interest of US$3,111 to common stock.  The conversion price was US$0.694875 per share.

At October 31, 2006, the remaining principal amount of the 2005 Debentures was US$4,398,439.  On that date, an Amendment and Waiver Agreement (the “Agreement”) has been signed between the Company and the 2005 Debenture holders to amend certain terms of the 2005 Debentures.   Pursuant to the Agreement, the conversion price of the remaining outstanding 2005 Debentures has been fixed at US$1.80 per share, which is the maximum conversion price of the 2005 Debentures and the maturity date of the remaining outstanding 2005 Debentures has been extended for a period of six months, from October 31, 2006 to April 30, 2007.

According to the terms of the Agreement, the Company is required to issue a total of 613,815 shares of common stock to the 2005 Debenture holders for settlement of liquidated damages due under the original terms of the 2005 Debentures as a result of its failure to have the registration statement declared effective within 200 days from the closing date of the 2005 Debentures.  The 2005 Debenture holders agreed to waive any other prior and future right to claim additional liquidated damages as a result of failure to have the registration statement declared effective, and agreed to waive the debenture interest during the six months extension period.

The Company has assessed the amended terms of the convertible debentures (the “2006 Debentures”) and determined that such substantial modification of terms should be accounted as an extinguishment of debts in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.  Accordingly, the Company has re-determined the fair value of the 2006 Debentures at October 31, 2006.  The fair value of the debt component estimated by the income approach was US$4,245,000.  The fair value of the conversion features estimated by the Black-Scholes model was US$2,353,000.  Therefore, the total fair value of the convertible debentures as of October 31, 2006 was US$6,598,000.  This resulted in an amount of US$2,199,561 in excess of the face value of the 2006 Debentures.  Such exceed amount has been recorded to additional paid-in capital in accordance with Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.

During the period from November 1, to December 31, 2006, the Company issued a total of 843,594 shares of common stock to the 2006 Debenture holders following exercise of their election to convert a total of US$1,518,470 of principal amount of the 2006 Debentures to common stock.

At December 31, 2006 and 2005, the carrying amount of the convertible debentures was US$2,879,969, which is the face value, and US$733,000 which consisting of the face value of US$4,398,439 less unamortized debenture discount of US$3,665,439, respectively.  US$3,665,439 and US$540,202 of debenture discounts were charged to interest expenses for the years ended December 31, 2006 and 2005.

Embedded derivatives

Based on the terms of the 2005 Debentures, the convertible features had been classified as a liability and bifurcated from the convertible debentures in accordance with SFAS 133.  For the years ended December 31, 2006 and 2005, the Company recorded an income (expense) of US$1,432,000 and US$(851,186), respectively, for the change in fair value of conversion features.  On October 31, 2006, as described in previous paragraphs, the Company and the 2005 Debenture holders entered into an agreement to amend the terms of the 2005 Debentures and, as a result, formed the 2006 Debentures.  This resulted in an extinguishment of the 2005 Debentures, and the fair value of the convertible features as of October 31, 2006 amounted to US$2,199,000 was credited to the loss on extinguishment of debts.  The Company has re-assessed the conversion features of the 2006 Debentures and determined that it is not necessary to bifurcate them from the convertible debentures.

10.

CONVERTIBLE DEBENTURES - Continued

Embedded derivatives - Continued

The fair value of conversion features of the 2005 Debentures as of October 31, 2006, December 31, 2005 and at the issue date of October 31, 2005 was determined by using the Black-Scholes model or Binomial model based on the following assumptions:

	October 31, 2006	December 31, 2005	October 31, 2005
Valuation model	Black-Scholes model	Binomial model	Binomial model
Stock price	US$2.70	US$1.81	US$0.84
Stock volatility	77%	131%	131%
Risk-free interest rate	5.13%	4.31%	4.31%
Expected life or maturity	6 months	10 months	12 months
Expected dividend yield	--	--	--
Liquidity discount	--	30%	30%

Loss on extinguishment of debts

As a result of the amendment of the 2005 Debentures, the Company has incurred a net loss on extinguishment of debts amounted to US$504,204.  This represents the fair value of the 2006 Debentures in excess of the carrying value of 2005 Debentures by US$2,199,561, plus an additional cost incurred in settling the liquidated damages to the Debentures holders amounted to US$503,643, then offset with the fair value of the conversion features of the 2005 Debentures amounted to US$2,199,000.

Finance costs

Legal and professional fees incurred in connection to the issuance of the 2005 Debentures included the value of warrants issued to the financial advisor and related legal and professional fees totally US$647,707.  Legal and professional fees were recorded in deferred finance costs and amortized over the period of the 2005 Debentures.  Amortization of the deferred finance cost for the years ended December 31, 2006 and 2005 was US$539,756 and US$107,951, respectively.

11.

INCOME TAXES

United States

CXTI is incorporated in the United States of America and is subject to United States of America tax law.  No provision for income taxes has been made as CXTI has no taxable income for the years ended December 31, 2006, 2005 and 2004.  The statutory tax rate for each of the years ended December 31, 2006, 2005 and 2004 is 35%.

Hong Kong

CEN is incorporated in Hong Kong and is subject to Hong Kong profits tax.  The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for profits tax has been made as the subsidiary has no net assessable income for the years.  The applicable statutory tax rate for the years ended December 31, 2006, 2005 and 2004 are 17.5%, 17.5% and 17.5%, respectively.

British Virgin Islands

HZH is incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

11.

INCOME TAXES - Continued

PRC

Enterprises income tax in PRC is generally charged at 33%, in which 30% is for national tax and 3% is for local tax, of the assessable profit.  For foreign investment enterprises (“FIEs”) established in Shenzhen, where ENS is located, the national tax rate is reduced to 15%.  ENS is subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in the PRC statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.

On March 16, 2007, the National People’s Congress of the PRC passed the new Enterprise Income Tax Law which will effect on January 1, 2008.  The new law will replace the existing Income Tax Law on Enterprises with Foreign Investment and Foreign Enterprises, which applies to FIEs, and Provision Regulations on the Enterprises in China, which applies to domestic enterprises.  From January 1, 2008, the standard tax rate for all companies will be reduced from the current rate of 33% to 25%.  Consequently, the Company is not able to make an estimate of the expected financial effect of the New Corporate Tax Law on its deferred tax assets and liabilities.  However, it is not expected to have any financial effect on the amounts accrued in the balance sheet in respect of current tax payable.

The income tax expenses consists of the following:

	Year ended December 31,
	2006	2005	2004
	US$	US$	US$
Current:
PRC	(4,867,176)	(2,389,063)	(1,838,684)
Deferred:
PRC	(362,710)	(96,439)	6,861
Hong Kong	-	(271,898)	(50,848)
	(362,710)	(368,337)	(43,987)

Total income tax expenses	(5,229,886)	(2,757,400)	(1,882,671)

A reconciliation between the provision for income taxes computed by applying the statutory tax rate in PRC to income before income taxes and the actual provision for income taxes is as follows:

	Year ended December, 31
	2006	2005	2004
	US$	US$	US$

Income before income tax	13,074,100	9,260,719	6,709,512

Expected income tax expenses at PRC income tax rate of 33%	(4,314,453)	(3,056,037)	(2,214,139)
Tax concessions	6,170,861	2,982,604	2,206,421
Tax rates differential in different jurisdiction	289,835	(8,619)	(61,169)
Expenses not or not likely to be deductible for tax purposes	(4,140,415)	(54,385)	(64,812)
Reversal of deferred tax assets in prior years	(1,029,000)	-	-
Tax effect of revenue not subject to tax	4,278	946	-
Change in valuation allowances	(2,123,287)	(2,621,909)	(1,748,972)
Others	(87,705)	-	-

Income tax expenses	(5,229,886)	(2,757,400)	(1,882,671)

11.

INCOME TAXES - Continued

The major components of deferred tax assets and liabilities are as follows:

	2006	2005
	US$	US$

Deferred tax assets:

Excess of book depreciation expense over tax depreciation expense	6,828	6,782
Change in fair value of derivatives that is reported in financial statements prior to becoming deductible for tax purpose	-	1,485,465
Tax losses	6,487,340	2,878,634
Less: Valuation allowance	(6,494,168)	(4,370,881)
	-	-

Deferred tax liabilities:
Expenses that are reported in financial statements prior to becoming deductible for tax purpose	(671,570)	(33,692)
Expenses that are tax deductible before being recognized for financial reporting purpose	1,029,621	-
Revenue recognized for financial reporting purposes before being recognized for tax purpose	112,753	130,131
Others		1,344
	470,804	97,783

The increase in valuation allowance in 2006 and 2005 were primarily the result of tax losses carry forwards that management believes may not be fully utilized because of the uncertainty regarding the Company’s ability to generate taxable income in CXTI and CEN.  At December 31, 2006 and 2005, CXTI had tax losses amounted to US$16,770,403 and US$6,836,691 respectively which can be carried forward twenty years from the year of loss.  At December 31, 2006 and 2005, CEN had tax losses amounted to US$3,699,745 and US$2,945,989 respectively which can be carried forward indefinitely.

12.

NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share:

	Year ended December 31,
	2006	2005	2004

Basic income per share
Income for the year	US$7,844,214	US$6,503,319	US$4,826,841

Weighted average common stock outstanding	28,498,423	24,545,570	23,673,802

Net income per share	US$0.28	US$0.26	US$0.20

Diluted income per share
Income for the year	US$7,844,214	US$6,503,319	US$4,826,841
Change in fair value of warrants	(1,384,571)	-	-

Net income	US$6,459,643	US$6,503,319	US$4,826,841

Weighted average common stock outstanding	28,498,423	24,545,570	23,673,802
Effect of dilutive securities:
Warrants	492,422	-	-

Weight average common stock outstanding	28,990,845	24,545,570	23,673,802

Net income per share	US$0.22	US$0.26	US$0.20

12.

NET INCOME PER SHARE - Continued

At December 31, 2006 and 2005, 2,156,862 potential common stock relating to warrants excluded from the computations of diluted income per share because the exercise price was higher than the average market price.

At December 31, 2006 and 2005, respectively 1,599,983 and 3,240,102 potential common stock relating to convertible debentures were excluded from the computation of diluted income per share because they are anti-dilutive.

13.

COMMITMENTS AND CONTINGENCIES

The Company leases office premises in Hong Kong and in PRC under non-cancelable operating lease agreements.  The operating leases requiring minimum rentals as follows:

US$
Years ending December 31
2007	308,106
2008	147,510
2009	147,510
2010	36,878

Total minimum lease	640,004

As at December 31, 2006, the Company has outstanding obligations under various subcontracting agreements with subcontractors in the amount of approximately US$8,082,331.  The Company does not have any minimum purchase obligations with these subcontractors.

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

On October 26, 2006, the Company filed and served on First Montauk Securities Corp an Answer and Counterclaim in the Action seeking damages in an amount to be determined at trial plus interest , costs and attorney fees as a result of First Montauk‘s breach of the Agreement which First Montauk failed to carry out its obligation under the Agreement.

In December 2006, both the Company and First Montauk filed and served the First Set of Interrogatories and First Set of Document Request on the other party. Both parties filed and served their Responses and Objections to the First Set of Interrogatories and First Set of Document Request on January 17, 2007.

On March 12, 2007, a mediation was held and participated by both parties but no agreement to settle the Action has been reached.  On March 21, 2007, the parties have reached an agreement for full and final settlement of the Action.  The agreed settlement amount has been recorded in the income statement of 2006.

There are no other material commitments and contingencies.

14.

STOCKHOLDERS’ EQUITY

Common stock

On June 17, 2005, the Company entered into a strategic services agreement with a consultant for the sourcing of e-government contracts to the Company in the Fujian Province of PRC. In consideration of the sourcing services provided, the Company agreed to pay a fee at 10% of the gross profit of the contracts referred to the Company.  During the year 2005, the Company issued 1,056,911 shares of the Company’s common stock to the corporate consultant as consultancy services for the contracts obtained.

14.

STOCKHOLDERS’ EQUITY - Continued

Common stock - Continued

On August 9, 2005, the Company entered into an agreement for cancellation of shares with a registered and beneficial owner of shares (the “Beneficial Owner”) because of a disagreement arose between the Company and the Beneficial Owner regarding certain matters related to the closing of the share exchange agreement of February 9, 2004.  1,877,863 shares granted to the Beneficial Owner before was cancelled.

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

On July 17, 2006, the Company issued 1,074,015 shares of its common stock to the consultant as a consultancy service in relation to the sourcing of a new e-government project.  At issuance date, the market price was US$2.79 per share, and US$2,996,502 was charged against income.

On October 4, 2006, the Company issued 43,712 shares of its common stock to debenture investors as the settlement of accrued interest.

On November 6, 2006, the Company issued 613,815 shares of its common stock to debenture investors as the payment for liquidated damages due to its failure to have its registration statement declared effective within 200 days of the closing date of the 2005 Debenture.  The Company also issued 14,729 shares of its common stock to debenture investors as the final settlement of accrued interest.

On November 17, 2006, the Company issued 290,817 shares to a holder of the Company’s convertible debentures following exercise of its election to convert US$523,471 in principal amount of debentures to common stock.

On November 22, 2006, the Company issued 40,000 shares to a holder of the Company’s convertible debentures following exercise of its election to convert US$72,000 in principal amount of debentures to common stock.

On November 28, 2006, the Company issued a total of 40,000 shares to holders of the Company’s convertible debentures following exercise of their election to convert a total of US$72,000 in principal amount of debentures to common stock.

On December 13, 2006, the Company issued a total of 89,444 shares to holders of the Company’s convertible debentures following exercise of their election to convert a total of US$160,999 in principal amount of debentures to common stock.

14. STOCKHOLDERS’ EQUITY - Continued

Common stock - Continued

On December 15, 2006, the Company issued 55,556 shares to a holder of the Company’s convertible debentures following exercise of its election to convert US$100,001 in principal amount of debentures to common stock.

On December 19, 2006, the Company issued 133,333 shares to a holder of the Company’s convertible debentures following exercise of its election to convert US$239,999 in principal amount of debentures to common stock.

On December 20, 2006, the Company issued 55,555 shares to a holder of the Company’s convertible debentures following exercise of its election to convert US$99,999 in principal amount of debentures to common stock.

On December 26, 2006, the Company issued 138,889 shares to a holder of the Company’s convertible debentures following exercise of its election to convert US$250,000 in principal amount of debentures to common stock.

Warrant

Prior to October 31, 2006, all warrants are classified as liability and recorded at fair value, marked-to-market at each reporting period end, and are carried on as a separate line of the accompanying balance sheet.

On October 31, 2006, the Company entered into an Amendment and Waiver Agreement with the holders of its outstanding secured convertible debentures.  Under the terms of the Amendment and Waiver Agreement, the Company and the holders agreed to extend the due date of debentures for a period of six months from October 31, 2006 to April 30, 2007, to amend the outstanding debentures to provide for a fixed conversion price of $1.80 per share and to waive debentures interest during the extension period of the debentures.

Based on the amended terms of convertible debentures, the Company has reclassified the freestanding warrants from liability to equity based on the fair value at October 31, 2006 in accordance with EITF 00-19.

14.

STOCKHOLDERS’ EQUITY - Continued

Warrant - Continued

The following is a summary of outstanding warrants and their fair value at October 31, 2006 and December 31, 2005.

	Exercise price	Shares issuable	Exercisable period	Fair value
				October 31, 2006	December 31, 2005
	US$			US$	US$
Short Term Warrants issued on October 31, 2005 in connection with issuance of convertible debentures	1.53	3,921,569	The earlier of 18 months from the date of a registration statement declared effective by the SEC or five years from their issuance	6,017,000	2,978,000

Long Term Warrants issued on October 31, 2005 in connection with issuance of convertible debentures	3.06	1,960,784	Five years from their issuance	3,027,000	2,051,000

Warrants issued on October 31, 2005 in return for legal and professional services in relation to issuance of convertible debentures	1.53	392,156	The earlier of 18 months from the date of a registration statement declared effective by the SEC or five years from their issuance	602,000	298,000

Warrants issued on October 31, 2005 in return for legal and professional services in relation to issuance of convertible debentures	3.06	196,078	Five years from their issuance	303,000	205,000

Warrants issued on February 11, 2006 in return for investor relations services for the period from January 1 to December 31, 2005	1.08	150,000	Five years from their issuance	316,000	-

		6,620,587		10,265,000	5,532,000

For the year ended December 31, 2006 and 2005, the Company recorded an expense of US$4,561,000 and US$3,393,000, respectively, for the change in the fair value of warrants.

The fair value of warrants as of October 31, 2006, December 31, 2005 and at various issue dates October 31, 2005 and February 11, 2006 was determined by using the Black-Scholes model based on the following assumptions:

	October 31, 2006	February 11, 2006	December 31, 2005	October 31, 2005
Stock price	US$2.70	US$2.40	US$1.81	US$0.84
Stock volatility	77%	131%	131%	131%
Risk-free interest rate	4.59%-4.85%	4.45%	4.36%-4.45%	4.36%-4.45%
Expected life or maturity	18-52 months	60 months	18-58 months	18-60 months
Expected dividend yield	--	--	--	--
Liquidity discount	--	30%	30%	30%

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

As stipulated by the PRC government regulations, ENS is required to contribute to PRC insurance companies organized by the PRC government that are responsible for the payments of pension benefits to retired staff.  The monthly contribution of ENS was equal to 8%-9% of the reported salaries of the existing staff.  ENS has no obligation for the payment of pension benefits beyond the annual contributions described above.

The group’s total contributions for retirements plans for the years ended December 31, 2006, 2005 and 2004 were US$16,878, US$13,767 and US$15,635, respectively.

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

17.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

For the years ended December 31, 2006, 2005 and 2004, the Company’s major customers are 4, 2 and 2 local government bodies, respectively, in Fujian Province of the PRC which accounted for all the Company’s total revenue in relation to the provision of consultancy and system integration for establishment of e-government information system and network.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past, and is not aware of any financial difficulties being experienced by its major customers.  There were no bad debt expenses for each of the years ended December 31, 2006, 2005 and 2004.

18.

SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2006, the Company issued 204,904 shares of common stock to a Debenture holder following the exercise of her election to convert US$368,827.20 in principal amount of the Debentures to common stock.  Besides, the Company received a total of 16,664 warrants in association with the cashless exercise of warrants for 12,096 shares of our common stock.