Form 10-Q
period 2007-03-31
CHINA EXPERT TECHNOLOGY, INC.
filed 2007-05-14
CIK 1039726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____ to ____.

CHINA EXPERT TECHNOLOGY, INC.

(Name of  registrant as specified in its charter)

Nevada (State of Incorporation)	000-30644 (Commission File No.)	98-0348086 (IRS Employer Identification No.)

Room 2611-13, Great Eagle Centre 23 Harbour Road Wanchai, Hong Kong
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

Yes   X            No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer,

Large accelerated filer ___        Accelerated filer ___   Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___  No _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  At April 30, 2007: 32,367,451 shares were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the three months ended March 31, 2007, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

CHINA EXPERT TECHNOLOGY, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pages

Condensed consolidated balance sheets	4

Condensed consolidated statements of income and comprehensive income	5

Condensed consolidated statements of cash flows	6

Notes to condensed consolidated financial statements	7-21

CHINA EXPERT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	21,204,422	10,073,823
Account receivables, net of allowance for doubtful accounts of nil and nil at March 31, 2007 and December 31, 2006, respectively	30,808,944	33,631,372
Cost and estimated earnings in excess of billings	3,899,209	781,646
Amount due from a former officer	1,020,222	984,359
Prepayments, deposits and other receivables	12,301,339	18,862,836
Current portion of stock based prepaid expenses	1,175,000	1,582,500

Total current assets	70,409,136	65,916,536

Property and equipment, net	13,593	15,752
Stock based prepaid expenses	1,028,125	1,780,313

Total assets	71,450,854	67,712,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	1,200,776	252,575
Accrued payroll and employees’ benefits	10,532	72,839
Other payables and accruals	558,720	378,773
Amount due to a director	96,385	96,823
Amount due to a former officer	2,153,115	1,797,122
Income taxes payable	839,693	1,362,531
PRC business tax payable	832,864	1,123,788
Deferred tax liabilities	518,633	470,804
Convertible debentures	2,511,141	2,879,969
Embedded derivatives	-	-
Warrants	-	-

Total current liabilities	8,721,859	8,435,224

Commitments and contingencies

Stockholders’ equity
Common stock, par value US$0.001, authorized 200,000,000 shares; issued and outstanding March 31, 2007: 30,918,646 shares; December 31, 2006: 30,597,604 shares	30,919	30,598
Additional paid-in capital	38,988,416	40,657,410
Accumulated other comprehensive income	2,612,597	2,015,239
Retained earnings	21,097,063	16,574,130

Total stockholders’ equity	62,728,995	59,277,377

Total liabilities and stockholders’ equity	71,450,854	67,712,601

See the accompanying notes to condensed consolidated financial statements.

CHINA EXPERT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	Three months ended March 31,
	2007	2006
	US$	US$
		(Restated)

Revenue	13,238,886	15,108,179
Cost of revenue	(5,700,784)	(7,322,581)
Gross profit	7,538,102	7,785,598

Advertising and marketing expenses	(2,899,641)	(2,464,900)
Depreciation and amortization	(2,233)	(4,300)
General and administrative expenses	(280,205)	(2,159,372)
Change in fair value and amortization of prepaid expenses	877,813	(125,000)

Income from operations	5,233,836	3,032,026

Other income (expenses)
Interest income	20,012	13,520
Change in fair value of derivatives	-	(170,000)
Interest expenses and finance costs	-	(260,269)
Income before income tax	5,253,848	2,615,277
Income tax expenses	(730,915)	(1,165,163)
Net income	4,522,933	1,450,114

Other comprehensive income
Foreign currency translation adjustment	597,358	214,685
Comprehensive income	5,120,291	1,664,799

Net income per share
- basic	US$0.15	US$0.05
- diluted	US$0.12	US$0.04

Weighted average common stock
Outstanding
- basic	30,761,759	27,383,807
- diluted	36,393,043	30,237,479

See the accompanying notes to condensed consolidated financial statements

CHINA EXPERT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2007	2006
	US$	US$
		(Restated)
Cash flows from operating activities:
Net income	4,522,933	1,450,114
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value and amortization of prepaid consultancy fees	(877,813)	125,000
Depreciation and amortization	2,233	4,300
Deferred tax assets/liabilities	43,294	(180,233)
Expenses compensated by common stock	-	2,464,423
Interest expenses and finance cost	-	259,989
Change in fair value of derivatives	-	170,000
Employees’ compensation by common stock	-	1,672,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,146,384	(2,704,881)
Increase in costs and estimated earnings in excess of billings on uncompleted contract	(3,110,034)	(4,772,512)
Decrease (increase) in prepayments, deposit and other receivables	6,742,752	(1,978,821)
Increase (decrease) in accounts payable	945,768	(46,660)
Decrease in accrued payroll and employees’ benefits	(62,211)	(17,451)
Increase in other payable and accruals	180,258	38,339
Decrease in PRC business tax	(301,749)	(123,342)
Decrease in income taxes payable	(533,823)	(390,542)
Net cash provided by (used in) operating activities	10,697,992	(4,030,277)
Cash flows from investing activities
Purchase of property and equipment	(128)	(866)
Refund of deposit for acquisition of subcontractor	-	3,717,380
Net cash (used in) provided by investing activities	(128)	3,716,514
Cash flows from financing activities:
Repayment to shareholder	-	(730)
Repayment from directors	-	612
Advance from a former officer	474,189	231,263
Repayment to a former officer	(137,144)	(125,597)
Net cash provided by financing activities	337,045	105,548
Effect of exchange rate changes	95,690	56,189
Net increase (decrease) in cash and cash equivalents	11,130,599	(152,026)
Cash and cash equivalents, beginning of period	10,073,823	7,326,595
Cash and cash equivalents, end of period	21,204,422	7,174,569

Supplementary disclosure of cash flow information
Cash paid during the year for:
Interest	-	-
Income tax	1,223,023	1,730,998
Supplementary disclosure of significant non-cash transactions
Issuance of common stock for employees’ compensation	-	1,672,000
Issuance of common stock in return for settlement of accrual interest	-	47,442
Issuance of common stock in return for advertising and marketing services	-	2,464,423
Issuance of warrants in return for settlement of legal and professional services	-	172,000
Convertible debentures converted into common stock	368,827	-

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three months ended March 31, 2007 have been made.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended December 31, 2006.  The Company follows the same accounting policies in preparation of interim reports.

Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

2.             RESTATEMENT OF FINANCIAL STATEMENT

During the three months ended March 31, 2006, due to the failure to have a registration statement to be declared effective by U.S. Securities and Exchange Commission within 120 days after the closing date of the debenture transaction, the Company has made a provision for liquidated damages based on the original principal of $6,000,000 at 2% per month.  The Company’s condensed consolidated statement of income and comprehensive income for the three months ended March 31, 2006 will be restated to disclose the resulting impact for such provision for liquidated damages.

The impact of the restatement on the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2006 is as follows:

As
	Previously	Amount	As
	Reported	Adjusted	Restated
	US$	US$	US$

General and administrative expenses	(1,919,372)	(240,000)	(2,159,372)
Net income	1,690,114	(240,000)	1,450,114
Net income per share – basic	US$0.06	(US$0.01)	US$0.05
Net income per share – diluted	US$0.05	(US$0.01)	US$0.04

3.

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

4.

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

4.

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

On October 31, 2005, the Company issued 7% secured convertible debentures in a face amount of US$6,000,000 which are due and payable in full in one year from their issuance.  As no floor price was set for the conversion price of such convertible debentures which vary with the fair value of the Company’s common stock, the Company could not be sure it had adequate authorized shares for the future conversion of convertible debentures.  Therefore, all embedded derivatives and freestanding warrants were recorded at fair value, marked-to-market at each reporting period, and are carried on a separate line of the accompanying balance sheet.

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

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Advertising and marketing expenses

Advertising and marketing expenses, which are charged to income statement as incurred, were US$2,899,641 and US$2,464,900 for the period ended March 31, 2007 and 2006, respectively.

Comprehensive income

Accumulated other comprehensive income represents foreign currency translation adjustments and is included in the condensed consolidated statement of income and comprehensive income.

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

For financial reporting purposes, RMB has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated at the exchange rate in effect at period end dates. Income statement accounts are translated at the average rate of exchange prevailing for each of the periods.  Translation adjustments arising from the use of different exchange rate from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”.  Gains and losses resulting from foreign currency translations are included in other comprehensive income.  The exchange rate between the RMB and the US$ and used for the period ended March 31, 2007 and 2006 were RMB7.7342 to US$1.00 and RMB8.0170 to US$1.00, respectively.

4.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company adopted the market price of common stock at issuance date to determine the fair value of common stock issued to employees as compensation. The Company did not grant any options during the period ended March 31, 2007 and 2006.

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

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements (Cont’d)

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157.  The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

5.

COST AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

	March 31,	December 31,
	2007	2006
	US$	US$
	(unaudited)

Costs and estimated earnings to date	151,142,712	137,903,826
Less: Billings	(147,243,503)	(137,122,180)
	3,899,209	781,646

6.

RELATED PARTY TRANSACTIONS

As of March 31, 2007 amount due from Mr. Lai Man Yuk, a former officer and currently also a beneficial owner of the Company, represents mainly temporary cash advances to Mr. Lai by a subsidiary. Amount due to Mr. Lai represents cash advances from him to the Company and subsidiaries.  Details of the balances with Mr. Lai are as follows:

	March 31,	December 31,
	2007	2006
	US$	US$
	(unaudited)

Amount due from Mr. Lai to:
Expert Network (Shenzhen) Limited	1,020,222	984,359
Hong Zhong Holdings Limited	-	-
	1,020,222	984,359

Amount due to Mr. Lai by:
China Expert Technology, Inc.	1,977	1,977
China Expert Network Company Limited	1,957,542	1,645,548
Hong Zhong Holdings Limited	193,596	149,597
	2,153,115	1,797,122

The above balances are interest free, unsecured and repayable within one year.

In 2004, a rental agreement was signed between Mr. Lai and the Company for leasing of the office premise at Shenzhen at a monthly rate of RMB91,677, which was determined by both parties with reference to the market rental.  The operating lease arrangements with expiry date in December 2007 are non-cancelable and rentals are paid on a monthly basis.  During the period ended March 31, 2007 and 2006, the Company paid rental fee amounted to US$35,560 and US$34,306, respectively, to Mr. Lai.

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

Other balances with directors and shareholders are interest–free, unsecured with repayable on demand.

7.             PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	March 31,	December 31,
	2007	2006
	US$	US$
	(unaudited)

Prepaid contract costs	7,935,319	11,962,663
Prepaid consultancy fees	4,214,553	6,864,141
Others	151,467	36,032
	12,301,339	18,862,836

Prepaid contract costs refer to the prepayments made to suppliers for the purchases of hardware on behalf of customers, and down-payment to subcontractors for system development. Prepayments are required during the start-up stage of each project, and no revenue and cost be recognized during this stage.

Prepaid consultancy fees were paid for sourcing of several recently awarded contracts. Such expenses will be amortized over the period from the date of contract signed to date of project commencement. During the period ended March 31, 2007 and 2006, an amortization of prepaid consultancy fees was charged US$2,709,856 and US$ nil respectively.

8.            STOCK BASED PREPAID EXPENSES

	March 31,	December 31,
	2007	2006
	US$	US$
	(Unaudited)

Consultancy fees	2,500,000	2,500,000
Fair value adjustment	3,375,000	5,412,500
	5,875,000	7,912,500
Change in fair value and amortization	(3,671,875)	(4,549,687)
	2,203,125	3,362,813
Less: Amount to be amortized within one year	(1,175,000)	(1,582,500)
	1,028,125	1,780,313

Stock based prepaid expenses represent the aggregate fair value of the company’s common stock issued on February 18, 2004 in return for the consultancy works provided by certain consultants to the Company for the period from February 18, 2004 to February 17, 2009.  A fair value adjustment of US$2,037,500 is determined by reference to the closing price of the Company’s common stock of US$4.70 as quoted on the OTCBB at March 31, 2007. The prepaid expenses are amortized on a straight-line basis over the terms of the consulting agreements of five years.

Change in fair value and amortization of prepaid expenses for each of the period ended March 31, 2007 and 2006 was (US$877,813) and US$125,000 respectively.

9.             PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2007	2006
	US$	US$
	(unaudited)

At cost:
Furniture, fixtures and office equipment	144,714	144,404
Computer equipment and software	186,982	186,069
Motor vehicles	102,033	101,384
Leasehold improvements	67,465	160,220
Total	501,194	592,077
Accumulated depreciation	(487,601)	(576,325)
Property and equipment, net	13,593	15,752

Depreciation for each of the period ended March 31, 2007 and 2006 was US$2,233 and US$4,300 respectively.

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

CONVERTIBLE DEBENTURES (CONT’D)

2005 and 2006 Debentures (Cont’d)

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

During the period from November 1 to December 31, 2006, the Company issued a total of 843,594 shares of common stock to the 2006 Debenture holders following exercise of their election to convert a total of US$1,518,470 of principal amount of the 2006 Debentures to common stock.

During the period from January 1 to March 31, 2007, the Company issued a total of 204,904 shares of common stock to the 2006 Debenture holders following exercise of their election to convert a total of US$368,827 of principal amount of the 2006 Debentures to common stock.

As of March 31, 2007 and December 31, 2006, the carrying amount of the convertible debentures was US$2,511,141 and US$2,879,969 respectively.  An amount of US$21,369 debenture discount was charged to interest expense for the period ended March 31, 2006.

10.

CONVERTIBLE DEBENTURES (CONT’D)

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

Finance costs

Legal and professional fees incurred in connection to the issuance of the 2005 Debentures included the value of warrants issued to the financial advisor and related legal and professional fees were recorded in deferred finance costs and amortized over the period of the 2005 Debentures.  Amortization of the deferred finance cost for the period ended March 31, 2007 and 2006 was nil and US$161,927, respectively.

11.

NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share:

	Three months ended March 31
	2007	2006
		(Restated)

Basic income per share
Income for the period	US$4,522,933	US$1,450,114

Weighted average common stock outstanding	30,761,759	27,383,807

Net income per share	US$0.15	US$0.05

Diluted income per share
Income for the period	US$4,522,933	US$1,450,114
Net interest impact of assumed conversion of convertible debentures	-	(190,870)
Change in fair value of warrants	-	9,902

Net income	US$4,522,933	US$1,269,146

Weighted average common stock outstanding	30,761,759	27,383,807
Effect of dilutive securities:
Convertible debentures	1,515,745	2,780,479
Warrants	4,115,540	73,193

Weight average common stock outstanding	36,393,043	30,237,479

Net income per share	US$0.12	US$0.04

At March 31, 2006, 2,156,862 potential common shares relating to warrants at the exercise price of US$3.06 per share excluded from the computations of diluted income per share because the exercise price was higher than average market price.

12.

COMMITMENTS AND CONTINGENCIES

The Company is obligated under operating leases requiring minimum rentals as follows:

US$

Nine months ending December 31, 2007	239,493
Years ending December 31
2008	146,844
2009	146,844
2010	24,474
Total minimum lease payments	557,655

As at March 31, 2007, the Company has outstanding obligations under various subcontracting agreements with subcontractors in the amount of approximately US$7,709,265.  The Company does not have any minimum purchase obligations with these subcontractors.

There are no other material commitments and contingencies.

13.

 STOCKHOLDERS’ EQUITY

Common stock

On January 26, 2007, the Company issued 104,042 shares to a warrant holder of the Company with an exercise price of US$1.08 following the cashless exercise of 127,500 warrants by the holder.

On February 21, 2007, the Company issued 5,096 shares to a warrant holder of the Company with an exercise price of US$1.53 following the cashless exercise of 7,000 warrants by the holder.

On February 23, 2007, the Company issued 204,904 shares to a warrant holder of the Company convertible debentures following exercise of its election to convert US$368,827 in principal amount of debentures to common stock.

On February 27, 2007, the Company issued 7,000 shares to a warrant holder of the Company with an exercise price of US$1.53 following the cashless exercise of 9,664 warrants by the holder.

Warrant

The following is a summary of outstanding warrants at December 31 2006 and March 31, 2007.

	Exercise price	Exercisable Period	Shares issuable at December 31, 2006	Warrant exercised during the period	Shares issuable at March 31, 2007
	US$

Short Term Warrants issued on October 31, 2005 in connection with issuance of convertible debentures	1.53	The earlier of 18 months from the date of a registration statement declared effective by the SEC or five years from their issuance	3,921,569	(16,664)	3,904,905

Long Term Warrants issued on October 31, 2005 in connection with issuance of convertible debentures	3.06	Five years from their issuance	1,960,784	-	1,960,784

Warrants issued on October 31, 2005 in return for legal and professional services in relation to issuance of convertible debentures	1.53	The earlier of 18 months from the date of a registration statement declared effective by the SEC or five years from their issuance	392,156	-	392,156

Warrants issued on October 31, 2005 in return for legal and professional services in relation to issuance of convertible debentures	3.06	Five years from their issuance	196,078	-	196,078

Warrant issued on February 11, 2006 in return for provision of consultancy services	1.08	Five years from their issuance	150,000	(127,500)	22,500

			6,620,587	(144,164)	6,476,423

13.

STOCKHOLDERS’ EQUITY (CONT’D)

Warrant (Cont’d)

For the period ended March 31, 2007 and 2006, the Company recorded an expense of nil and $510,000 for the change in the fair value of warrants, respectively.

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

Based on the amended terms of convertible debentures, the Company has reclassified the freestanding warrants from liability to equity based on the fair value at October 31, 2006 in accordance with EITF 00-19.  Therefore, the fair value will remain unchanged subsequent to October 31, 2006.

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

14.

SUBSEQUENT EVENTS

Subsequent to the period ended March 31, 2007, all debenture holders have elected to convert all outstanding debentures into the Company’s common stock.  As a result, the Company issued a total of 1,395,078 shares of common stock to the debenture holders in exchange for US$2,511,141 in principal amount of the debentures.

Besides, the Company received a total of 83,588 warrants with an exercise price of US$1.53 in association with the cashless exercise of warrants for 64,312 shares of our common stock.

A consulting agreement in relation to sourcing of a new e-Government contract from Xi’an city government was signed with a consultant on April 26, 2007.   The Company agreed to issue 322,833 shares of common stock to the consultant of which 258,266 shares to be issued when the contract awarded and the rest will be issued upon project commencement.  On May 4, 2007, the Company issued 258,266 shares of the Company’s common stock to the consultant.

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

Restatement of Financial Statements

As discussed in Note 2 to the condensed consolidated financial statements, during the three months ended March 31, 2006, due to the failure to have a registration statement to be declared effective by U.S. Securities and Exchange Commission within 120 days after the closing date of the debenture transaction, the Company has made a provision for liquidated damages based on the original principal of $6,000,000 at 2% per month.  The Company’s condensed consolidated statement of income and comprehensive income for the three months ended March 31, 2006 has been restated to properly reflect the resulting impact for such provision for liquidated damages.  The effect of the restatement will increase the general and administrative expenses by US$240,000 and reduce the net income by the same amount.

Overview

For the three months ended March 31, 2007, the Company continued to be profitable, generating substantial amount of cash from operations, and all projects have been progressed according to schedule.

Up to date of this report, the Company has been awarded one new e-Government contract during the period with contract sum of $42.4 Million from Xi’an City in Shaanxi province.  This is the first major contract of the Company awarded outside Fujian province.  The Company has also commenced the deployment of e-Government systems for Licheng and Shishi City during the period.

At present, there are 13 outstanding contracts on hand with a total sum of $257.3 Million, the Company will continue to work on all these projects and also expects to sign additional new contracts in the rest of 2007.

The following is a summary of the projects on hand as of March 31, 2007 (in $Million):

Projects	Tentative Start Date	Target Completion Date	Contract Sum	Recognized in 2003	Recognized in 2004	Recognized in 2005	Recognized in 2006	Recognized in 2007Q1	O/S Contract Sum
Jinjiang (1st Phase)	Apr 03	Jan 05	24.7	4.7	17.8	2.2	--	--	--
Jinjiang (2nd Phase)	May 05	Aug 06	9.9	--	--	7.9	2	--	--
Jinjiang (3rd Phase)	May 05	Aug 06	12.5	--	--	6.7	5.9	--	--
Jinjiang (4th Phase)	Jan 06	Oct 06	5.4	--	--	--	5.4	--	--
Jinjiang System & Application Training	Feb 06	Nov 06	1.7	--	--	--	1.7	--	--
Jinjiang System Maint.	Feb 06	Jan 09	3.8	--	--	--	1.2	0.3	2.3
Dehua (1st Phase)	Apr 04	Aug 06	15.6	--	8.9	6.7	--	--	--
Dehua (2nd Phase)	Jan 05	Nov 05	11.8	--	--	11.8	--	--	--
Dehua (3rd Phase)	Jan 06	Jun 07	9.2	--	--	--	7.1	1.9	0.2
Dehua (4th Phase)	Mar 06	Dec 06	11.3	--	--	--	11.4	--	--
Nan’an (1st Phase)	Aug 05	Mar 07	13.1	--	--	--	12.5	0.6	--
Nan’an (2nd Phase)	Aug 06	Jul 07	18.3	--	--	--	7.7	4.7	5.9
Huian	Jan 06	Jul 08	14.5	--	--	--	9	3.1	2.4
Licheng	Nov 06	Oct 09	31.2	--	--	--	--	1.2	30
Shishi City	Oct 06	Sep 09	37	--	--	--	--	1.3	35.7
Yinzhou District Ningbo City (design & plan)	Apr 06	Oct 06	0.3	--	--	--	0.3	--	--
Jinjiang Unified Command System	Nov 05	Mar 06	0.6	--	--	--	0.6	--	--
Dehua Unified Command System	Mar 06	Jul 06	0.6	--	--	--	0.6	--	--
Cangshan District, Fuzhou	Jul 07	Jun 09	12.7	--	--	--	--	--	12.7
Minqing County, Fuzhou	Oct 07	Sep 10	22.3	--	--	--	--	--	22.3
Quangang District	Jul 07	Aug 10	30.8	--	--	--	--	--	30.8
Pingtan County, Fuzhou	Oct 07	Sep 10	22.4	--	--	--	--	--	22.4
Mawei District, Fuzhou	Oct 07	Sep 10	21.7	--	--	--	--	--	21.7
Yongtai County, Fuzhou	Jul 07	Jun 10	28.5	--	--	--	--	--	28.5
Xi’an City	Sep 07	Mar 10	42.4	--	--	--	--	--	42.4
Total			402.3	4.7	26.7	35.3	65.4	13.2	257.3

Remarks: Tentative start date and target completion date may vary from the original contract terms.  Contract sum are net of PRC business tax and excluding hardware purchased on behalf of customers

The Company believes that these on going projects will continue to generate sufficient revenue and cash flows for the future operations of the Company.  At present, most e-Government contracts awarded are within Fujian province in China (except for Yinzhou District Ningbo City and Xi’an City contracts), the Company will continue to explore new e-Government business opportunities in other provinces of China so as to broaden the customer base.

Results of Operations

The Company’s financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	3 months ended March 31
	2007	2006 (restated)

Revenue	100%	100%
Cost of Revenue	43.06%	48.47%

Gross Profit	56.94%	51.53%
Advertising and marketing expenses	21.90%	16.32%
General and administrative expenses	2.12%	14.29%
Change in fair value and amortization of stock based prepaid expenses	(6.63%)	0.83%
Interest expenses and finance costs	--	1.72%
Change in fair value of derivatives	--	1.13%

Income before income tax	39.68%	17.31%

Income tax expenses	5.52%	7.71%

Net Income	34.16%	9.60%

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006 (restated)

REVENUE.  Revenue was $13,238,886 for the three months ended March 31, 2007 as compared to $15,108,179 for the three months ended March 31, 2006, representing a drop by 12.4%.  The decrease in revenue is mainly because several projects were substantially completed last year, namely Jinjiang (3rd and 4th Phases), Dehua (4th Phase) and Nan’an (1st Phase).  Although the Company commenced two new projects during the period, namely Licheng and Shishi, the contributions to revenue were limited during the start off period.  98% of the revenue for the period was derived from the deployment of e-Government projects, and the rest was income derived from provision of application training and system maintenance.

COST OF REVENUE.  Cost of revenue was $5,700,784 for the three months ended March 31, 2007 as compared to $7,322,581 for the three months ended March 31, 2006.  Such decrease in cost of revenue is associated with decreased revenue.  As a percentage of revenue, cost of revenue was 43.06% for the three months ended March 31, 2007 as compared to 48.47% for the three months ended March 31, 2006.  Gross profit was $7,538,102 for the three months ended March 31, 2007 as compared to $7,785,598 for the three months ended March 31, 2006.  As a percentage of revenue, gross profit increased to 56.94% for the three months ended March 31, 2007 from 51.53% for the three months ended March 31, 2006.  The increase in gross profit percentage was attributable to the reduced proportion of subcontracted work, by means of better utilization of the Company’s own work force to deliver the services, especially in the areas of installation of hardware and software, training and system maintenance.

ADVERTISING AND MARKETING EXPENSES.  Advertising and marketing expenses were $2,899,641 for the three months ended March 31, 2007 as compared to $2,464,900 for the three months ended March 31, 2006.  As a percentage of revenue, advertising and marketing expenses was 21.90% for the three months ended March 31, 2007 as compared to 16.32% for the three months ended March 31, 2006.  Such expenses included the amortized prepaid cash commission of $2,709,856 for sourcing of Cangshan District, Minqing County, Quangang District, Pingtan County, Mawei District and Yongtai County contracts, together with the service fees paid and payable to an investor relation firm which was engaged since May 2006.  For the period in 2006, a fee of $2,464,423 was paid in terms of 1,179,150 shares of the Company’s common stock issued to China E-internet Technologies Limited for sourcing of Licheng project.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses were $280,205 for the three months ended March 31, 2007 as compared to $2,159,372 for the three months ended March 31, 2006.  As a percentage of revenue, general and administrative expenses decreased dramatically from 14.29% for the three months ended March 31, 2006 to 2.12% for the three months ended March 31, 2007.  The decrease in general and administrative expenses for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, is the net result of decreases and increase in the following expense categories:

Employees’ benefits compensated by issuance of common stock	$ (1,672,000)
Liquidated damages	(240,000)
Increase in legal and professional fees	87,170
Others	(54,337)
Total net decrease in general and administrative expenses	$ (1,879,167)

Employees’ benefits compensated by issuance of common stock was $1,672,000 for the period ended March 31, 2006 and no such expenses were incurred for the period ended March 31, 2007.  It represented the fair value of 800,000 shares of common stock of the Company issued on January 25, 2006 according to the Stock Compensation Program.  The purpose of the program is to attract and retain key employees for the Company.

Under the agreement with the debenture holders, the Company is required to have a registration statement to be declared effective by U.S. Securities and Exchange Commission within 120 days after the closing date of the debenture transaction.  As a result of the failure to have its registration statement declared effective, the Company has to compensate the debenture holders and a provision for such liquidated damages has been made for the period ended March 31, 2006 with an amount of $240,000.

The increase in legal and professional fees was mainly due to the legal costs incurred for the litigation with First Montauk, and details please refer to Part II Other Information - ITEM 1. Legal Proceedings below.

CHANGE IN FAIR VALUE AND AMORTIZATION OF STOCK BASED PREPAID EXPENSES.  Change in fair value and amortization of stock based prepaid expenses was resulted in an income of $877,813 for the three months ended March 31, 2007 as compared to an expense of $125,000 for the three months ended March 31, 2006.  Such stock based prepaid expenses represent the fair value of the Company’s common stock issued on February 18, 2004 in return for the consultancy works to be provided by certain consultants to the Company for the period from February 18, 2004 to February 17, 2009.  During the period ended March 31, 2007, there was a fair value adjustment of $2,037,500 downward as the share price of the Company’s common stock decreased from $6.33 as of December 31, 2006 to $4.70 as of March 31, 2007.  Such a decrease in fair value has resulted in written back in the change in fair value and amortization of stock based prepaid expenses.

INTEREST EXPENSES AND FINANCE COSTS.   No such expenses were incurred for the three months ended March 31, 2007 as compared to $260,269 for the three months ended March 31, 2006.  Such expenses represented an amortization of debenture discount of $21,369, an amortization of deferred financing costs of $161,927 with regard to the issuance of debentures, and the debenture interest of $76,973 charged for the three months ended March 31, 2006.  All these expenses were related to the $6,000,000 7% convertible debentures that were issued in October 2005.

CHANGE IN FAIR VALUE OF DERIVATIVES.  Change in fair value of derivatives was an expenses of $170,000 for the three months ended March 31, 2006. Based on the original terms of convertible debenture, all embedded derivatives and freestanding warrants were recorded at fair value, marked-to-market at each reporting period.  On October 31, 2006, the Company revised the terms with the debenture holders by fixing the conversion price at $1.80 and extended the debenture for another six months.  With the amended terms of convertible debenture, the Company has reclassified the freestanding warrants as equity based on the fair value as of October 31, 2006.  And the conversion feature is no longer necessary to bifurcate from the convertible debentures. Therefore, no such income nor expense was incurred for the three months ended March 31, 2007.

For the three months ended March 31, 2006 the change in fair value of warrants was an expenses of $510,000 and the change in fair value of embedded conversion features was an income of $340,000.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.  Income before income tax was $5,253,848 for the three months ended March 31, 2007 compared to $2,615,277 for the three months ended March 31, 2006, representing an increase by 101%.  As a percentage of revenue, income before income tax increased from 17.31% for the three months ended March 31, 2006 to 39.68% for the three months ended March 31, 2007.  The fall in revenue was partially offset by the increase in gross profit percentage.  The significant decrease in general and administrative expenses together with the elimination of change in fair value of derivatives and interest expenses and finance costs contributed the substantial increase in income before tax.

Income tax expenses were $730,915 for the three months ended March 31, 2007 compared to $1,165,163 for the three months ended March 31, 2006.  This decrease was due to the reduction in taxable profit of Expert Network (Shenzhen) Limited, especially the prepaid cash commission for sourcing of new contracts was tax deductible and has reduced the effective tax rate significantly.

NET INCOME.  Net income was $4,522,933 for the three months ended March 31, 2007 as compared to $1,450,114 for the three months ended March 31, 2006, representing an increase by 212%.  As a percentage of revenue, net income was 34.16% for the three months ended March 31, 2007 as compared to 9.60% for the three months ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2007, the Company had $21,204,422 of cash and cash equivalents on hand as compared to $10,073,823 as of December 31, 2006, representing an increase of $11,130,599 during the three months period.  As of March 31, 2006, the Company had $7,174,569 of cash and cash equivalents on hand.  The substantial increase in cash and cash equivalents was attributable to the net cash generated from existing projects.

The net cash provided by operating activities amounted to $10,697,992 for the three months period, with net income of $4,522,933 together with a decrease in prepaid contract costs of $4,027,344 and decrease in prepaid consultancy fees of $2,649,588.  Except for the two newly commenced projects namely Licheng and Shishi, all other projects were generating cash for the Company during the period as a result of the customers began to make settlement for the various projects which were substantially completed and billed at the end of the year 2006.  In addition, the Company made substantial prepayment for subcontracting costs to subcontractors for system development during the start-up stage of new projects at the end of the year 2006, which have reduced the cash outflow during period ended March 31, 2007 when the sub-contracting costs was recognized and setoff against such prepayments.  The prepaid consultancy fees amortization during the period also contributed to the cash generated from operating activities, as all consultancy fees in relation to various new projects in Fuzhou region had been fully prepaid at the end of year 2006.

The net cash used in investing activities was $128 for the three months period, as compared to net cash provided by investing activities of $3,716,514 during the same period in 2006.  The latter mainly represented the refund of deposit for acquisition of Shenzhen Zhong Zhuo Technology Development Company Limited (“ZZTD”), a subcontractor of the Company for $3,717,380.  The Company had mutually agreed with ZZTD not to proceed with the acquisition and the full deposit amount was refunded to the Company on March 3, 2006.

The net cash provided by financing activities amounted to $337,045 for the three months period.  It mainly represented the cash advances from a former officer of $474,189 offset by repayments to the same of $137,144 during the period.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from the existing projects will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the remainder of 2007.  Regarding the convertible debentures with original maturity on October 31, 2006, according to the amendment and waiver agreement with the debenture holders dated October 31, 2006, the maturity date was extended to April 30, 2007.  Subsequent to the period ended March 31, 2007 and up to date of this report, all outstanding debentures have been converted into the Company’s common stock by the debenture holders.  In the event that the Company signs up and commences new contracts, additional financing may be required but there is no assurance that the Company will be able to obtain such additional financing, or on acceptable terms to it.

Contractual and Other Obligations

The following table sets forth the Company’s contractual obligations under operating leases and purchase obligations under subcontracting agreements with subcontractors as of March 31, 2007:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$ 557,655	$ 276,204	$ 281,451	--	--
Purchase Obligations	7,709,265	7,709,265	--	--	--
Convertible debentures	2,511,141	2,511,141	--	--	--
Total	10,778,061	10,496,610	281,451	--	--

Operating lease obligations consist of operating lease agreements for the Company’s office in Hong Kong, the two offices in China, and for the rental of a motor vehicle in China.  The leases have remaining terms ranging from nine months to three years.

Purchase obligations consist of outstanding obligations under various subcontracting agreements with subcontractors.  The Company does not have any minimum purchase obligations with these subcontractors.

As mentioned in Liquidity and Capital Resources above, all outstanding debentures have been converted into the Company’s common stock by the debenture holders subsequent to the period ended March 31, 2007.

Off-Balance Sheet Arrangements

As of March 31, 2007 the Company does not have any outstanding off-balance sheet arrangements, interest rate swap transactions or foreign currency forward contracts.

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

On October 31, 2005, the Company issued 7% secured convertible debentures in a face amount of US $6,000,000 which are due and payable in full in one year from their issuance.  As no floor price was set for the conversion price of such convertible debentures which vary with the fair value of the Company’s common stock, the Company could not be sure it had adequate authorized shares for the future conversion of convertible debentures.  Therefore, all embedded derivatives and freestanding warrants were recorded at fair value, marked-to-market at each reporting period, and are carried on a separate line of the accompanying balance sheet.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157.  The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

The Company’s operating subsidiary is located in China.  The subsidiary purchases all products and renders services in China, and receives payment from customers in China using Chinese Renminbi (“RMB”) as the functional currency.  Since July 2005, the RMB is no longer pegged solely to the US dollar.  Instead, it is reported to be pegged against a basket of currencies, determined by the People’s Bank of China, against which it can rise or fall by as much as 0.3% each day.  Since then the RMB has appreciated in value from RMB8.2765 to one US dollar to RMB7.7342 to one US dollar at March 31, 2007.  As a result of the appreciation of RMB as compared to US dollar, for the three months ended March 31, 2007 we recognized a foreign currency translation gain of $597,358 that was reported as other comprehensive income.  For the three months ended March 31, 2006 we recognized a foreign currency translation gain of $214,685 that was reported as other comprehensive income.  The Company has not entered into any hedging transactions in an effort to reduce its exposure to foreign exchange risk.

Any devaluation of the RMB against the US dollar will consequently have an adverse effect on our financial performance and asset values when measured in terms of US dollar.  In addition, the Company may have US dollar denominated borrowings such as the convertible debentures, therefore a devaluation of the RMB will increase the financial burden on the repayment of debts in future.  As of March 31, 2007, the amount of convertible debentures outstanding was US$2,511,141.  A devaluation of the RMB by 1% will require an additional sum of RMB194,217 (equivalent to US$25,111) to payoff the debts.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007, have concluded that, as of March 31, 2007 (the “Evaluation Date”), the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act.  There were no changes in the Company’s internal controls during the period or in other factors that could materially affect the internal controls subsequent to the Evaluation Date.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On October 26, 2006, the Company filed and served on First Montauk Securities Corp an Answer and Counterclaim in the Action seeking damages in an amount to be determined at trial plus interest, costs and attorney fees as a result of First Montauk‘s breach of the Agreement which First Montauk failed to carry out its obligation under the Agreement.

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

On March 21, 2007, the parties have reached an agreement for full and final settlement of the Action.  The agreed settlement amount has been properly recorded in 2006.

ITEM 1A.  RISK FACTORS

There is no change from risk factors as previously disclosed in the Company’s Form 10-K Item 1A for the fiscal year ended December 31, 2006.

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

CHINA EXPERT TECHNOLOGY, INC.

/s/	Zhu Xiaoxin
By:	Zhu Xiaoxin
Chief Executive Officer, President and Director

Date:	May 14, 2007

/s/	Huang Tao
By:	Huang Tao
Chairman and Director

Date:	May 14, 2007

/s/	Fu Wan Chung, Simon
By:	Fu Wan Chung, Simon
Chief Financial Officer and Director

Date:	May 14, 2007